Form 10KSB
period 1999-12-31
POLITICS COM INC
filed 2000-04-13
CIK 1094231

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
         (Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       or
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO _______________

         COMMISSION FILE NUMBER  0-27591
                                 -------

                               POLITICS.COM, INC.
                               ------------------
                 (Name of Small Business Issuer in Its Charter)

                DELAWARE                                 33-0836078
  -------------------------------------            -------------------------
     (State or Other Jurisdiction of                    (IRS Employer
     Incorporation or Organization)                   Identification No.)

      2530 S. RURAL ROAD, TEMPE, AZ                         85282
----------------------------------------                  ----------
(Address of Principal Executive Offices)                  (Zip Code)

                                 (480) 858-0016
             -------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Act:

            Title of Each Class               Name of Each Exchange on Which
            To Be So Registered               Each Class Is To Be Registered
            -------------------               ------------------------------

-------------------------------------         ----------------------------------

-------------------------------------         ----------------------------------

Securities registered under Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $.00001
--------------------------------------------------------------------------------
                                (Title of Class)


--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

         The issuer had no revenues for its fiscal year ended December 31, 1999.

         The aggregate market value of the common stock, $.00001 par value, of the registrant held by non-affiliates (computed by reference to the closing price of the issuer's common stock on The NASD's OTC Bulletin Board on April 10,
2000) was approximately $1,915,815.

         As of April 10, 2000, there were 9,238,320 outstanding shares of the issuer's common stock, $.00001 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                                                               Part     Item Numbers
                                                                               ----     ------------
1.       Politics.com, Inc. Definitive Proxy Statement with respect to its
         Annual Meeting of Stockholders to be held on June 15, 2000 to be filed with the Securities and Exchange Commission
         not later 120 days after  December 31, 1999                            III     9, 10,11,12


                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

HISTORY

         Politics.com, Inc., a Delaware corporation, was formed in January 1997 under the name Lone Oak, Inc. Lone Oak, Inc. is the successor-by-merger of B&E Securities Management, Inc., a Maryland corporation incorporated in January 1969. B&E Securities Management, Inc. was inactive from around 1971 until its merger with and into Lone Oak, Inc. in February 1997. Lone Oak, Inc. had no significant operations since its inception until July 1999. In April 1999, Lone Oak, Inc. sold its wholly-owned subsidiary, D&E Flight Simulators, Inc. for $5,000. On July 27, 1999, Lone Oak, Inc. acquired all of the issued and outstanding shares of common stock of Politics.com, Inc., a Nevada corporation ("Politics.com-Nevada") (following which Lone Oak, Inc. changed its name to Politics.com, Inc.). Politics.com's business consists solely of the business conducted by its wholly-owned subsidiary, Politics.com-Nevada.

         Since our acquisition of Politics.com-Nevada we have:

o Acquired "politicaljunkie.com", a Web site that provided access to a wide variety of political information;
o Engaged a web design firm to study our target market and build our Web site based on the results of their study;
o Entered into content and distribution relationships with content providers and web portals;
o    Expanded our management and editorial team with experienced professionals;
o    Tested and launched our initial Web site;
o Enhanced our initial Web site with additional content and with online communities;
o    Been accepted into the 24/7 Media advertising network;
o Conducted the first live town hall Internet-based webcast with a presidential candidate, Senator Bill Bradley;
o Conducted the first ever Internet-based Presidential Primary, where users of our Web site were able to vote for presidential candidates;
o Received significant recognition from the news media and other Web sites as a leading destination for politics;
o Been nominated for a Webby award with four other sites in the Politics and Law category; and
o Formed advisory boards consisting of political figures who advise and consult with us with respect to the content, features and functionality of our Web site.

GENERAL

         Through our wholly-owned subsidiary, Politics.com-Nevada, we are a development stage Internet company that intends to be a global Internet media company, offering a branded network of information, communication, entertainment, community, and commerce services with a common theme of politics.

         We draw users to our Web site by providing a one-stop destination which enables users to identify, select and access resources, services, content and information on the World Wide Web (the "Web"), all of which are related to politics. Our Web site offers news, information and entertainment search and directory service, activism and participation communities, and a retail store.

         The Web site is currently available to any internet user with a generally available web browser. We are constantly updating and modifying our Web site to provide our users with the most current and useful information and services relating to politics that we believe is available on the Internet.

THE INTERNET INDUSTRY AND POLITICS

         The Internet is evolving into a global medium, allowing millions of individuals throughout the world to communicate, share information and engage in commerce electronically. The World Wide Web is a graphical based, interactive environment which facilitates the exchange of information and entertainment among users worldwide. The use of the Internet and the Web is continuing to grow as the number of users increases due to the increasing number of personal computers installed in homes and offices, the declining prices of personal computers, the improvements in network infrastructure, the availability of faster and cheaper Internet access, and the increasing familiarity and acceptance of the Internet by businesses and consumers. Web usage is also expected to continue to grow rapidly due to unique characteristics that differentiate it from traditional media, such as real-time access to interactive content, real-time communication capabilities and the absence of geographic or temporal limitations.

         The Internet is in the early stages of changing the political landscape and political life in the United States and throughout the world. Government bodies, political parties, candidates, movements, lobbying organizations, and individuals seeking to employ the Internet as a vehicle for accomplishing their goals, are beginning to utilize the Internet to express their political opinions and beliefs. For example, former Presidential candidate Bill Bradley used our Web site to participate in the first live town hall Internet webcast. Mr. Bradley was able to present his views and answer questions asked by our Web site users.

         The online political landscape, while rich and diverse, is currently not well-organized, nor is it well served by systems for communication, collaboration, and commerce. It is therefore not an environment ready for the voting public. We believe that the online political environment needs a portal company attuned to the unique nature of the political process. Our Web site will provide the basic infrastructure for politics on the Internet.

PRODUCTS AND SERVICES

         Our principal Web site is focused solely on political interests and activities. The principal Web site consists of the following underlying features and services: a news, information and entertainment channel which enables users to read, listen, see and interact with political figures, newsmakers and experts; a search and directory service which enables users to find and link to Web sites providing information covering political data and information; activism and participation communities which serves as a town hall and enables users to roam, meet, discuss, organize, fund-raise, petition and vote on political matters; and a retail store which offers for sale memorabilia, tapes, books, reports, travel, subscriptions, memberships and other relevant items.

         We currently hold various Internet domain names relating to our brand, including "www.politics.com," and "www.elections.com," which we acquired on June 30, 1999 from Howard R. Baer, Chairman of the Board of Directors and our majority stockholder. In addition, on August 17, 1999, we acquired "politicaljunkie.com" for $55,000. The PoliticalJunkie Web site was a Web site that attracted a regular audience of journalists, political professionals, and politically committed individuals by offering an efficient source of access to political information. We have since incorporated the PoliticalJunkie Web site into the directory area of our www.politics.com Web site. The directory area currently has an extensive library of information and Web links to other Web sites relating to political information, including approximately 90 newspapers, approximately 100 political columnists, many governor's offices, and information on a number of declared and undeclared Year 2000 presidential candidates.

         In June 1999, we acquired the Internet domain name "www.gop.com" from Howard R. Baer. In January 2000, we sold this domain name to a third party.

OUR MARKET OPPORTUNITY

         We believe we are well-positioned to exploit the following key market trends:

         o Our research indicates that a majority of U.S. households are accessing the Internet and are increasingly relying on the Internet for information about politics;

         o Advertisers are spending more money to advertise on the Internet as Internet usage continues to expand;

         o The Internet audience is constantly looking for new sources of information, entertainment, and interaction; and

         o Our review of Web sites which are currently focused on politics as their primary subject reveal that they are generally poorly organized, lacking content and market presence.

         We believe the opportunities to create value from an audience focused on politics are numerous. For example:

         o Vendors of products and services may want to promote and sell to well-defined demographic groups;

         o Promoters of political causes and interests may want to focus their efforts to those individuals most open to their arguments;

         o Organizers of political initiatives and movements may want to rent space in an active, well-populated political arena;

         o    Candidates are already raising money online;

         o Activists and organizations will subscribe to premium political information and will host services;

         o Owners of traditional and Internet media will want to promote their programming to a targeted audience and will also want access to content, programming, and properties produced by the destination; and

         o Sponsorship of "good causes" will help position organizations and individuals.

OUR STRATEGIES

WE OWN THE POLITICS.COM DOMAIN NAME.

         We believe that ownership of the Politics.com domain name provides us with a strategic market advantage. We believe that branding and consumer loyalty on the Internet are dependent upon our ability to differentiate our services and to enhance our users' experience by continually offering innovative technology and appealing features and effectively marketing these features to existing and potential users of our Web site.

         We receive immediate and continuing name recognition because our domain name communicates the nature of our brand, it provides an umbrella for state, local, and international affiliations and it also yields traffic from those users that routinely use the address bar of a browser to find sites of interest. We believe that people type "politics" into their browser just to see the response.

         We expect to refine our brand identity with further market research and testing. We will seek to make Politics.com the Web site to go to for information relating to politics. We may also enhance our brand development through:

         o    Network radio advertising;

         o    National print, outdoor and Web-based advertising;

         o    Finding strategic partners;

         o    Engaging in marketing and distribution arrangements;

         o    Special event sponsorships;

         o    Public and community relations programs; and

         o    Network television and national cable advertising.

OUR KEY OPERATIONAL STRATEGIES.

         We have a number of key operational strategies which include the expectation to do the following:

         o Build a strong management team with the experience and talent to grow a major media company;

         o Appoint advisory boards to lend their experience, reputation, and influence;

         o Use an experienced Web development company to design, build, and host the Web site. Internally produce original content and events. Acquire and license generally available technology, content and services such as chat rooms, site search, link directory, and free email;

         o Use experienced managing editors to organize and manage content and services;

         o Acquire attractive, synergistic Web properties to rapidly expand the breadth and depth of the Web site, in order to enhance the value of the site to potential advertisers; and

         o Focus on aggressive marketing of our brand in a variety of media, including print, radio, and television. Seek strategic relationships with traditional and local media to enhance reach and penetration.

         Although we believe our operational strategies are attainable, we cannot guarantee that we will successfully implement any or all of our key operational strategies.

MARKETING AND ADVERTISING OF THE POLITICS.COM WEB SITE

         Our marketing goal is to attract traffic to the Politics.com Web site and to develop the Politics.com brand. We expect our marketing plan to include the use of multiple advertising media, such as affiliate programs, radio, television, print, outdoor and Web-based advertising.

         We also intend to increase our Web site traffic by increasing the number and visibility of entry points to the Politics.com Web site through co-branding and other marketing arrangements with content providers and other political-related Web sites.

         In an effort to increase traffic, we expect to add content and other features to our Web site which we expect will encourage users to spend more time on our Web site. We also intend to regularly enhance our technological features and services and update our content in order to encourage consumers to use our Web site more frequently.

         We cannot assure that we will be able to effectively promote the Politics.com Web site.

SALES AND REVENUES

         We expect to generate revenue primarily through the sale of advertisements, promotions, sponsorships, merchandising, direct marketing and electronic commerce. We expect to derive revenue from our Web site as follows:

         o Advertising by vendors, candidates, parties, and special interest groups both on the Web site and in a free email service;

         o    Commerce fees from advertisers making sales from their ads;

         o Placement fees from political organizations, services, and figures;

         o Pay-per-view or registration fees for premium services and products which will include, among other things, subscriptions to special e-mail publications and web events ;

         o    Sponsorships and special promotions;

         o    Paid surveys and polls;

         o Sales of related products such as tapes, books, memorabilia, and gifts;

         o    Placement fees from affiliated state and local political sites;

         o    Classified ad services;

         o    Travel services;

         o Hosting fees (i.e., fees for providing the ability to access a Web site on the Internet) from political organizations, individuals, and movements for permanent and temporary spaces, special forums, fund-raisers, campaigns, and conventions;

         o Sales of value-added services to hosted organizations such as travel services, direct marketing/mail, and virtual offices;

         o    Registration fees for special forums; and

         o Sales of books, videos, magazine subscriptions, art, collectibles, newsletters, Washington, D.C. tours, affinity credit cards, etc.

         We also expect to generate revenue from (i) co-branders who will provide and use Politics.com's content and services in exchange for access fees;
(ii) distributors who will deliver Politics.com's services to their markets;
(iii) franchisees who will buy rights to local markets; (iv) media partners who will co-distribute programming; (v) sponsors who will provide funding for some events and properties; (vi) syndicators who will buy programming; and (vii) vendors who will use our online store.

         We expect that approximately 70% of our revenue will be generated by advertising and sponsorship fees from organizations using our Web site to communicate with their target markets and constituencies. Approximately 30% of our revenues will result from service fees, e-commerce and other forms of revenue described above.

         Although we expect to derive revenue and generate sales from a variety of sources, there can be no assurance that we will be able to generate revenue or sales from any of the foregoing, or that the amount of revenue generated will be sufficient to sustain our business as a going-concern.

COMPETITORS AND COMPETITIVE FACTORS AFFECTING OUR BUSINESS

         The market for Internet products, services and advertising and commerce is intensely competitive, and we expect that competition will continue to intensify. We believe that the principal competitive factors in these markets are name recognition, distribution arrangements, functionality, performance, ease of use, the number of value-added services and features, and quality of support. Our primary competitors are other companies providing portal and online community services such as Yahoo, Lycos, and AOL. We do not believe, however, that any of these competitors provide the same scope of services such as those we intend to offer. In the event that any of these companies offer services similar to ours, we could lose a substantial portion of our user traffic and could suffer adverse consequences because our competitors, among other things, may be more diversified, have greater resources and greater name recognition than us. Although we believe that our commitment to providing quality and consistent services and products will enable us to compete effectively with our competitors, our failure to keep pace with rapidly changing technology could have a material adverse effect on our operations and financial condition.

ACQUIRING AND DEVELOPING CONTENT AND FEATURES FOR THE POLITICS.COM COMMUNITY

         We intend to develop partnerships with a wide variety of media sources, strategic partners and content providers. We do not expect many of these partnerships will involve the exchange of funds between us and these organizations. Instead we expect to engage in barter transactions where we will offer our services and the opportunity to advertise on our Web site as consideration to these potential partners. Developing these relationships will allow us to increase our Web site content which should enable us to attract and retain Internet users of our Web site and to solidify our position as an easy-to-use interface for political information. We also plan to license technology and information from third parties where appropriate in order to increase the content of our Web site. We cannot assure, however, that we will be able to develop these relationships or obtain the funds necessary to enter into any licensing agreements with third parties. Our failure to develop these relationships or enter into license agreements for technology could have a material adverse effect on our business and results of operations.

OUR CONTENT

         We intend to maintain a non-partisan Web site which contains balanced content and presents all credible points of view. Content will generally be provided by third parties, including individual users. If we create original content, we will indicate to the user that we were the author of the content. If the content is someone else's opinion, we will clearly designate the material as the opinion of that author and not as the views of Politics.com. Our employees who are responsible for the content of our Web site are trained to be as objective as possible in the selection of third party content, so that the site remains non-partisan. We intend to be balanced in our presentation of different points of view and will allow any point of view to be posted in the communities area of our Web site, provided that the expression of such points of view does not violate applicable laws. We believe, however, that many diverse groups will use the communities area of our Web site to maintain and provide information that might not otherwise be generally found on the World Wide Web.

PROPRIETARY RIGHTS

         We believe our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We will rely primarily upon confidentiality procedures, trade secrets and trademark and trade name laws to protect our intellectual property rights.

         We plan to enter into confidentiality agreements with our key employees and our marketing partners, and will generally control access to our technology, software and other proprietary information. Despite these precautions, however, it may be possible for competitors or customers to copy all or part of our technology or to obtain information which we regard as proprietary. Furthermore, we cannot assure you that others will not independently develop technology similar to ours. Misappropriation of our technology or development by our competitors of technologies that are substantially equivalent or superior to our technology would have a material adverse effect on our operations and financial condition.

         We are also subject to the risk of infringing the intellectual property rights of others. Although we believe that our technology does not infringe on the proprietary rights of others, and we have not received any written notice of claimed infringements, because of the rapid technological development of the Internet industry, certain of our technologies may infringe on existing proprietary rights of third parties. If any such infringements exist or occur, we cannot assure you that we will be able to obtain licenses or rights necessary to avoid continued infringement on terms that would be satisfactory to us, if at all. A failure to obtain such licenses or rights could have a material adverse effect on our business, results of operations and financial condition. Further, in such event, we may be required to modify the infringing technology. There can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.

         In addition, we may have to litigate to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and a diversion of our resources, and could have a material adverse effect on our business, results of operations and financial condition.

GOVERNMENT REGULATION

REGULATION OF THE INTERNET

         At the present time the amount of state and federal governmental regulation applicable to the Internet is relatively small when compared to other areas of communication and commerce. As the size, use and popularity of the Internet increases, it is possible that laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, taxation, content, copyrights, distribution, antitrust and quality of products and services. Additionally, the rapid growth of electronic commerce may trigger the development of tougher consumer protection laws. The adoption of such laws or regulations could reduce the rate of growth of the Internet and could make it more difficult and expensive for us to carry on our planned business activities.

         Due to the increasing use of the Internet and the burden it has placed on the current telecommunications infrastructure, telephone carriers have requested the Federal Communications Commission ("FCC") to regulate Internet service providers and online service providers and impose access fees on those providers. If the FCC imposes access fees, the costs of using the Internet could increase dramatically. These regulations, if promulgated, could result in the reduced use of the Internet as a medium for commerce, which could have a material adverse effect on our business, financial condition and results of operations.

REGULATION CONCERNING PRIVACY

         Specific laws and regulations concerning the use of the Internet have been enacted. In particular, as directed by Congress in the Children's Online Privacy Protection Act, also known as COPPA, the Federal Trade Commission recently adopted regulations, effective April 21, 2000, prohibiting unfair and deceptive acts and practices in connection with the collection and use of personal information obtained from children under 13 years old on the Internet. Because our Web site is not directed at children and we do not anticipate its widespread use by children, COPPA and the FTC's regulations should not have a significant effect upon our business. While we expect to have a privacy policy designed to enhance the protection of the privacy of our users, there can be no assurance that these programs will conform with any regulations which have been adopted by the FTC. Nevertheless, the FTC has strongly advocated that general audience Web sites establish privacy policies that include procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of information, and provide users with the ability to access, correct and delete personal information stored by the company. While we expect to adopt a privacy policy regarding use of personal user information and expect to post this policy on our Web site, there can be no assurance that we will adopt policies that conform with the regulations adopted or policies advocated by the FTC or any other federal or state governmental entity.

         It is also possible that cookies, or information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, which are used to track demographic information and to target advertising, may become subject to laws limiting or prohibiting their use. Limitations on or elimination of our use of cookies could limit the effectiveness of our ability to market to certain users, which could have a material adverse effect on our business, results of operations and financial condition.

         The European Union has adopted a directive that imposes restrictions on the collection and use of personal data. Under the directive, EU citizens are guaranteed rights to access their data, rights to know where the data originated, rights to have inaccurate data rectified, rights to recourse in the event of unlawful processing and rights to withhold permission to use their data for direct marketing. The directive could, among other things, adversely affect U.S. companies that collect information over the Internet from individuals in EU member countries, and may impose restrictions that are more stringent than current Internet privacy standards in the United States. Politics.com may ultimately engage in data collection from users in EU member countries. If we do, we would be subject to the EU directive.

         We intend to take the necessary measures to ensure that our Web site complies with industry standards relating to user privacy.

EMPLOYEES

         As of April 10, 2000, we had eight employees, of which five were full-time and three were part-time.

EXECUTIVE OFFICERS

         The following table sets forth the name, age and positions of our executive officers and key employees. Each of our executive officers have been chosen for a term which continues until the meeting of the Board of Directors which follows the next annual meeting of stockholders and until his successor shall have been chosen and qualified.


NAME                      AGE     POSITION
----                      ---     --------

Howard R. Baer            57      Chairman of the Board, President and Chief Operating Officer
Kevin C. Baer             31      Director, Vice President, Treasurer and Secretary
Kurt Ehrenberg            40      Managing Editor


         HOWARD R. BAER joined us in July 1999 as Chairman of the Board of Directors and was appointed our President and Chief Operating Officer in March 2000 to succeed Marc Jacobson. Mr. Baer was the founder of and has been Chairman of the Board of Politics.com-Nevada since its inception in March 1999. Mr. Baer is the founder of and has served as President of Carriage House Capital, L.L.C., a business and financial services firm which provides consulting services to private and public entities, since 1988. Mr. Baer is the father of Kevin C. Baer, one of our directors and executive officers.

         KEVIN C. BAER joined us in July 1999 as Vice President, Treasurer and Secretary and as a director. Mr. Baer has been Vice President, Treasurer and Secretary and a director of Politics.com-Nevada since its inception in March 1999. Mr. Baer has been an Executive Vice President of Carriage House Capital, L.L.C., a business and financial services firm which provides consulting services to private and public entities, since October 1992. Mr. Baer is the son of Howard R. Baer, our Chairman and majority stockholder.

         KURT EHRENBERG joined us in July 1999 as Managing Editor. Mr. Ehrenberg has been Managing Editor of Politics.com-Nevada since its inception in March 1999. Prior to joining Politics.com-Nevada, Mr. Ehrenberg owned and operated the PoliticalJunkie.com Web site, a site that attracts a regular audience of journalists, political professionals, and politically committed individuals by offering an efficient source of access to political information. Prior to PoliticalJunkie.com, Mr. Ehrenberg accumulated over 20 years experience of political activity, including election campaigns, lobbying, and consulting.

         In March 2000, Marc Jacobson was removed as our President and Chief Operating Officer and resigned as a director. Howard R. Baer was appointed as acting President and Chief Operating Officer to succeed Mr. Jacobson.

ITEM 2.        DESCRIPTION OF PROPERTY.

         We currently rent on a month-to-month basis approximately 1,400 square feet of office space for our principal executive offices located at 2530 S. Rural Road, Tempe, Arizona. We also currently lease approximately 3,000 square feet of office space in New York, New York for approximately $9,000 per month, pursuant to a three year lease. We believe our properties are in good condition and satisfactory for our operations.

ITEM 3.        LEGAL PROCEEDINGS.

         We are not currently a party to any legal proceedings.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1999.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION. Our common stock is quoted on the NASD's OTC Bulletin Board. The following table sets forth, for the periods indicated, the high and low quotations for our common stock, as reported on the OTC Bulletin Board. The over-the-counter market quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                              High                         Low
                                                              ----                         ---
FISCAL 1998:
First Quarter ..........................................      $ --                         $ --
Second Quarter..........................................        --                           --
Third Quarter(1)........................................      1/16                         1/16
Fourth Quarter..........................................      1/16                         1/16

FISCAL 1999:
First Quarter(2)........................................      $ 7/8                        $ 1/16
Second Quarter..........................................      1 17/32                      1/4
Third Quarter...........................................      10 3/8                       1 31/32
Fourth Quarter..........................................      6 3/8                        3 1/8


-------------------

(1) Our common stock commenced quotation on the NASD's OTC Bulletin Board in August 1998 under the symbol "LOAK". Our common stock is currently quoted on the NASD's OTC Bulletin Board under the symbol "POCO".

(2)      On March 26, 1999, we effected a one for fifteen reverse stock split.

         HOLDERS. As of April 10, 2000, there were approximately 113 holders of record of the common stock.

         DIVIDENDS. We have never declared or paid any dividends on our common stock and we do not intend to pay dividends on our common stock in the foreseeable future. We anticipate that we will retain any earnings to finance the growth and development of our business and for general corporate purposes.

         RECENT SALES OF UNREGISTERED SECURITIES. The following sales of unregistered securities have been restated to give effect to the one for fifteen reverse stock split effective on March 26, 1999.

         In March 1999, Lone Oak, Inc. sold 1,484,375 shares of common stock to sophisticated investors for $95,000 in a private placement exempt from registration in reliance upon Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act").

         In July 1999, Lone Oak, Inc. acquired 7,000,000 shares of common stock of Politics.com-Nevada, constituting all of the issued and outstanding shares of Politics.com-Nevada. In connection with the transaction, Lone Oak, Inc. issued an aggregate of 7,000,000 shares of its common stock to the stockholders of Politics.com-Nevada as follows: 5,250,000 shares to Howard R. Baer and 1,750,000 shares to Kevin C. Baer. The issuance of the shares was effected without registration under the Securities Act, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

         In July 1999, following Lone Oak's acquisition of Politics.com-Nevada, Lone Oak changed its name to Politics.com, Inc.

         In July 1999, Politics.com, Inc. commenced a private placement pursuant to which it offered up to 666,667 shares of its common stock, at $3.00 per share, to accredited and sophisticated investors. This offering terminated on October 31, 1999. We sold 141,000 shares of common stock and raised approximately $423,000. The shares issued in connection with the private placement were issued in reliance upon the exemption from registration contained in Rule 506 of Regulation D promulgated under the Securities Act of 1933.

         In December 1999, Politics.com granted options to purchase an aggregate of 13,500 shares of common stock at an exercise price of $3.00 per share to two consultants in consideration of services rendered and to be rendered to Politics.com. One consultant provided public relations advice and the other provided advice regarding chat program development and promotion. The issuance of the options was effected without registration under the Securities Act, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

         In December 1999, we issued 3,333 shares of our common stock to a vendor in consideration of and in payment for furniture and equipment we purchased from such vendor. The furniture and equipment was valued at approximately $10,000.

         To the extent that the foregoing transactions constituted "sales" within the meaning of the Securities Act, except as otherwise noted, the securities issued in such transactions were not registered under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2) thereof, relating to sales by an issuer not involving any public offering. Each of the foregoing transactions, to the extent constituting "sales" within the meaning of the Securities Act, were exempt under the applicable exemption based on the following facts: to the knowledge of Politics.com, there was no general solicitation, there were a limited number of purchasers; the purchasers were provided with or had access to information about Politics.com; either (i) the purchasers or their respective representatives were sophisticated about business and financial matters; or (ii) the purchasers were "accredited investors" within the meaning of Rule 501 under the Securities Act; and Politics.com took reasonable steps to assure that the purchasers were not underwriters within the meaning of Section 2(11) under the Securities Act.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion of our plan of operation for the next 12 months should be read in conjunction with our financial statements, any notes related thereto, and the other financial data included elsewhere in this Registration Statement. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed in this Registration Statement.

OVERVIEW

         Politics.com, Inc., a Delaware corporation, was incorporated on January 17, 1997, as Lone Oak, Inc. Lone Oak, Inc. is the successor-by-merger of B&E Securities Management, Inc., a Maryland corporation which was inactive from around 1971 until its merger with and into Lone Oak, Inc. in February 1997. Lone Oak, Inc. had no significant operations since its inception until July 1999. In April 1999, Lone Oak, Inc. sold its wholly-owned subsidiary, D&E Flight Simulators, Inc. for $5,000. In July 1999, Lone Oak, Inc. acquired all of the issued and outstanding common stock of Politics.com-Nevada, in exchange for an aggregate of 7,000,000 shares of common stock of Lone Oak, Inc. Following the acquisition, the former stockholders of Politics.com-Nevada owned approximately 77.0% of the issued and outstanding common stock of Lone Oak, Inc. Accordingly, the transaction has been accounted for as a reverse acquisition, with Politics.com-Nevada being deemed the acquiror and Lone Oak, Inc. being deemed the acquired company. On July 27, 1999, Lone Oak, Inc. changed its name to Politics.com, Inc.

         Since Lone Oak, Inc. had no significant operations prior to the acquisition of Politics.com-Nevada, we believe that the operations of Lone Oak, Inc. prior to the acquisition of Politics.com-Nevada are not material or relevant to an analysis of Politics.com as it exists today. However, to provide the reader an understanding of the limited operations of Lone Oak, Inc. prior to the acquisition of Politics.com-Nevada, we are including the following financial statements of Lone Oak, Inc.: Unaudited financial statements for the fiscal years ended December 31, 1997 and 1998 and unaudited financial statements for the six months ended June 30, 1998 and 1999. We are also providing the audited consolidated financial statements of Politics.com, a Delaware corporation, covering the consolidated operations of Politics.com from the period of inception of Politics.com-Nevada through December 31, 1999.

PLAN OF OPERATION

         From inception to June 30, 1999, we received approximately $145,000 from Howard R. Baer, our Chairman, for the initial funding of Politics.com-Nevada. In addition, at June 30, 1999, we issued a promissory note, payable on demand, in the principal amount of $151,000, with an interest rate of 10% per annum, to Howard R. Baer as consideration for the purchase of the Internet domain names "elections.com," "gop.com" and "politics.com". From July 1, 1999 to December 31, 1999, we borrowed an aggregate of approximately $914,000 from Howard R. Baer, Carriage House Capital LLC (an affiliate of Howard R.
Baer), Kevin C. Baer and Northeast Investments (an affiliate of Kevin C. Baer). Of these advances, approximately $292,000 are evidenced by promissory notes that are payable on demand. Since January 1, 2000 through March 31, 2000, we have borrowed, in the aggregate, an additional amount equal to approximately $516,000 from Howard R. Baer, Carriage House Capital LLC and Kay Y. Park (Howard R. Baer's spouse). These borrowings are unsecured and bear interest at the rate of 6% per annum.

         Since July 1, 1999, we have raised an aggregate of $923,000 in private placements of our securities.

         Notwithstanding the funds we raised in the private placements and other borrowings, we are currently experiencing a severe working capital deficiency and are incurring significant losses. As of December 31, 1999, our working capital deficiency was approximately $1,822,000. For the period ended December 31, 1999, we incurred net losses of approximately $6,039,000. At this time, we are not generating any significant revenue, but are incurring substantial costs and expenses in connection with our business operations and the development of our Web site. Furthermore, we may recognize additional stock based compensation expense in the amount of approximately $4,585,000 if and when outstanding stock options become vested. From inception to December 31, 1999, our operations and investing activities used approximately $1,442,000. In addition, from inception to December 31, 1999, our financing activities generated approximately $1,565,000, which includes indebtedness to related parties of approximately $1,065,000, which we have used to pay our operating expenses.

         As of March 31, 2000, our cash balances were approximately $225,000, and we had a working capital deficiency of approximately $1,915,000, which includes indebtedness to related parties of approximately $1,581,000. Based on current cash on hand, we need to raise additional funds within sixty days. We expect to remedy the working capital deficit by raising additional capital in the form of either debt or equity financings. We cannot assure you that we will raise sufficient funds to remedy the working capital deficit or fund our operations. If we are unable to raise sufficient capital to remedy the working capital deficit and fund our continuing operations, there will be a material adverse effect on our business and our ability to continue as a going concern.

         As of March 31, 2000, we do not intend to make any further significant capital expenditures. We do, however, have commitments to spend approximately $110,000 per year for each of the next three years for our office space in New York and approximately $30,000 per year for each of the next four and one half years for a capital lease obligation. We also anticipate that we will expend approximately $260,000 for Web site development over the next twelve months. During the next twelve months we do not expect there to be any significant change in the number of our employees.

         Our auditor's report indicates that certain factors raise substantial doubt about our ability to continue as a going concern. Our auditors issued a going concern opinion because we:

         o    have generated no revenues;
         o    have a severe working capital deficiency; and
         o    have significant net losses.

         Based upon our current budget and business planning, we believe that we will need approximately $3,000,000 of additional funding to continue our operations over the next twelve months and that we will need to raise or generate such amount during the next twelve months to eliminate our auditor's going concern opinion. Because we are a development stage company, however, we cannot assure you that we will be able to generate internally or raise sufficient funds to continue our operations, or that our accountant's will not issue another going concern opinion. To date, we have generated no revenue and have incurred substantial losses. Further, although we have raised approximately $923,000 in private placements, we have since used substantially all of these funds in our operations. We have agreed to pay our Web site developer 25% of the proceeds of any offering of our securities until such time as our account with the Web site developer is current. As of March 31, 2000, we owe our Web site developer approximately $224,000. Our failure to raise sufficient additional funds, either through additional financing or continuing operations, will have a material adverse effect on our business and financial condition.

ITEM 7.           FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS

POLITICS.COM, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE ENTERPRISE)


                                                                                                            Page
                                                                                                            ----
                                                                                                           Number
                                                                                                           ------
Report of Independent Accountants.......................................................................     14

Consolidated Balance Sheet as of December 31, 1999......................................................     15

Consolidated Statement of Operations for the period March 23, 1999 (inception) to December 31, 1999.....     16

Consolidated Statement of Changes in Stockholders' Deficit for the period March 23, 1999 (inception) to
December 31, 1999.......................................................................................     17

Consolidated Statement of Cash Flows for the period March 23, 1999 (inception) to December 31, 1999.....     18

Notes to Consolidated Financial Statements..............................................................     19


POLITICS.COM, INC. (FORMERLY LONE OAK, INC.) (A DEVELOPMENT STAGE ENTERPRISE)

Unaudited Balance Sheet as of June 30, 1999.............................................................     27

Unaudited Statement of Operations for the six months ended June 30, 1999 and 1998 and for cumulative
period from January 17, 1997 (inception) to June 30, 1999...............................................     28

Unaudited Statement of Changes in Stockholders' Equity for the six months ended June 30, 1999...........     29

Unaudited Statement of Cash Flows for the six months ended June 30, 1999 and 1998 and for cumulative
period from January 17, 1997 (inception) to June 30, 1999...............................................     30

Notes to Unaudited Financial Statements.................................................................     31


LONE OAK, INC. AND ITS SUBSIDIARY

Unaudited Consolidated Balance Sheets as of December 31, 1997 and 1998 .................................     33

Unaudited Consolidated Statements of Operations for the Fiscal Years Ended December 31, 1997 and 1998
and for cumulative period from January 17, 1997 (inception) to December 31, 1998. ......................     34

Unaudited Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended
December 31, 1997 and 1998..............................................................................     35

Unaudited Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 1997 and 1998
and for cumulative period from January 17, 1997 (inception) to December 31, 1998........................     36

Notes to Unaudited Consolidated Financial Statements....................................................     37


REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Politics.com, Inc. (A Delaware Corporation)

We have audited the accompanying consolidated balance sheet of Politics.com, Inc. and Subsidiary (A Development Stage Enterprise) as of December 31, 1999 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the period March 23, 1999 (Inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Politics.com, Inc., and Subsidiary as of December 31, 1999, and the consolidated results of its operations and its cash flows for the period March 23, 1999 (Inception) to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a net loss since inception and has had no revenues and has a working capital deficiency at December 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            WOLINETZ, GOTTLIEB & LAFAZAN, P.C.



Rockville Centre, New York
March 30, 2000

                        POLITICS.COM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

                                     ASSETS



Current Assets:
  Cash                                                                       $   123,080
  Prepaid Expenses                                                                 5,900
                                                                             -----------

         Total Current Assets                                                    128,980

Property and Equipment (Net of Accumulated Depreciation
  of $8,779)                                                                     254,623

Intangibles - Internet Domain Names (Net of Accumulated
  Amortization of $32,806)                                                       173,194

Security Deposit                                                                  35,000
                                                                             -----------

Total Assets                                                                 $   591,797
                                                                             ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                                           $ 1,001,070
  Capitalized Lease Obligations                                                   28,560
  Notes and Loans Payable - Related Parties                                      921,498
                                                                             -----------

         Total Current Liabilities                                             1,951,128

Capitalized Lease Obligations - Net of Current Portion                           107,474
                                                                             -----------

         Total Liabilities                                                     2,058,602
                                                                             -----------

Commitments and Contingencies

Stockholders' Deficit:
  Preferred Stock, $.00001 Par Value; 20,000,000 Shares
    Authorized , None Issued                                                           -
  Common Stock, $.00001 Par Value; 50,000,000 Shares
    Authorized, 9,235,808 Shares Issued and Outstanding                               92
  Additional Paid-In Capital                                                   9,156,788
  Deficit Accumulated in the Development Stage                                (6,039,027)
  Deferred Compensation                                                       (4,584,658)
                                                                             -----------

         Total Stockholders' Deficit                                          (1,466,805)
                                                                             -----------

Total Liabilities and Stockholders' Deficit                                  $   591,797
                                                                             ===========


The accompanying notes are an integral part of the financial statements.

                        POLITICS.COM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE PERIOD MARCH 23, 1999 (INCEPTION) TO DECEMBER 31, 1999


Revenues                                               $        -
                                                      -----------

Costs and Expenses:

  Selling, General and Administrative Expenses          5,132,360

  Website Development Costs                               849,564

  Interest Expense                                         15,518

  Depreciation and Amortization                            41,585
                                                      -----------

         Total Costs and Expenses                       6,039,027
                                                      -----------

Net Loss                                              $(6,039,027)
                                                      ===========

Earnings Per Common Share - Basic:

  Weighted Average Common Shares Outstanding            5,772,967
                                                      ===========

  Net Loss Per Common Share - Basic                   $     (1.05)
                                                      ===========


The accompanying notes are an integral part of the financial statements.

                        POLITICS.COM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
         FOR THE PERIOD MARCH 23, 1999 (INCEPTION) TO DECEMBER 31, 1999


                                                                                Deficit
                                                                             Accumulated
                                                              Additional        In The
                                        Common Stock           Paid-in        Development        Deferred
                                 ------------------------
                                   Shares       Amount         Capital           Stage         Compensation        Total
                                 ----------  ------------    ------------     -----------      ------------     -----------
Balance - Beginning                       -   $         -    $          -     $         -      $         -      $         -

Sale of Politics-Nevada
  Common Stock                       10,000             -             100               -                -              100

Issuance of Politics-Nevada
  Common Stock Upon
  Conversion of Indebtedness      6,990,000            70         143,930               -                -          144,000

Effect of Reverse Acquisition     2,091,475            21          65,645               -                -           65,666

Sale of Common Stock, Net of
  Offering Costs                    141,000             1         362,999               -                -          363,000

Issuance of Common Stock
  to Vendor                           3,333             -          10,000               -                -           10,000

Deferred Compensation                     -             -       4,584,658               -
                                                                                                (4,584,658)               -

Stock Based Compensation                  -             -       3,989,456               -
                                                                                                         -        3,989,456

Net Loss for the Period                   -             -               -      (6,039,027)               -       (6,039,027)
                                  ---------   -----------    ------------     -----------      -----------      -----------

Balance - Ending                  9,235,808   $        92    $  9,156,788     $(6,039,027)     $(4,584,658)     $(1,466,805)
                                  =========   ===========    ============     ===========      ===========      ===========



The accompanying notes are an integral part of the financial statements.

                        POLITICS.COM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE PERIOD MARCH 23, 1999 (INCEPTION) TO DECEMBER 31, 1999


Cash Flows from Operating Activities:
  Net Loss                                                  $(6,039,027)
  Adjustment to Reconcile Net Loss to Net Cash
    Used by Operating Activities:
      Depreciation and Amortization                              41,585
      Stock Based Compensation                                3,989,456
      Changes in Operating Assets and Liabilities:
      Increase in Prepaid Expenses                               (5,900)
      Increase in Security Deposits                             (35,000)
      Increase in Accounts Payable                            1,001,070
                                                            -----------
         Net Cash Used by Operating Activities:              (1,047,816)
                                                            -----------

Cash Flows from Investing Activities:
  Capital Expenditures                                         (253,402)
  Purchase of Intangibles - Internet Domain Names              (206,000)
  Net Assets Acquired in Reverse Acquisition                     65,666
                                                            -----------
         Net Cash Used by Investing Activities                 (393,736)
                                                            -----------

Cash Flows from Financing Activities:
  Capitalized Lease Obligations                                 136,034
  Sale of Common Stock - Private Offering                       423,000
  Expenses of Private Offering                                  (60,000)
  Proceeds of Borrowings from Related Party                     914,498
  Sale of Common Stock - Related Party                              100
  Issuance of Note Payable - Related Party                      151,000
                                                            -----------
         Net Cash Provided by Financing Activities            1,564,632
                                                            -----------

Increase in Cash                                                123,080
Cash - Beginning of Period                                            -
                                                            -----------
Cash - End of Period                                        $   123,080
                                                            ===========

Supplemental Disclosure of Cash Information:
  Cash Paid for Interest                                    $         -
                                                            ===========

  Cash Paid for Income Taxes                                $         -
                                                            ===========

Non-Cash Financing Activities:
  Issuance of 6,990,000 Shares of Common Stock Upon
    Conversion of Indebtedness                              $   144,000
                                                            ===========

  Issuance of 3,333 Shares of Common Stock to Vendor        $    10,000
                                                            ===========



The accompanying notes are an integral part of the financial statements.

                        POLITICS.COM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION

                  On July 27, 1999, Loan Oak, Inc., a Delaware corporation ("Lone Oak"), acquired all of the issued and outstanding common stock of Policitcs.com, Inc., a Nevada corporation ("Politics-Nevada"). In connection with this transaction, Lone Oak issued 7,000,000 shares of its common stock directly to the stockholders of Politics-Nevada in exchange for all of Politics-Nevada's 7,000,000 issued and outstanding common shares. The exchange resulted in Politics-Nevada's stockholders holding a larger portion of the voting rights of Lone Oak than was held after the acquisition by the persons who were Lone Oak's stockholders prior to the acquisition. The transaction has been treated for accounting purposes as a reverse acquisition (purchase) with Politics-Nevada being the acquirer and Lone Oak being the acquired company. Consequently, only the historical operations of Politics-Nevada are presented for periods through July 27, 1999. As a result of the acquisition, Politics-Nevada became a wholly-owned subsidiary of Lone Oak. In connection with this transaction, Lone Oak changed its name to Politics.com, Inc., a Delaware Corporation ("Politics-Delaware").

                  Politics-Nevada was incorporated on March 23, 1999 in the State of Nevada. Politics-Nevada is a development stage enterprise that intends to be a global Internet media company, offering a branded network of information, communication, entertainment, community and commerce services with a common theme of politics. Politics-Nevada has selected December 31 as its fiscal year.

                  Politics-Delaware and its wholly-owned subsidiary Politics-Nevada are hereafter collectively referred to as the "Company".

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise. The Company has had no revenues and has incurred a net loss of approximately $6,039,000 since inception and its current liabilities exceed its current assets by approximately $1,822,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company is dependent on (i) its exiting the development stage, (ii) achieving sufficiently profitable operations and (iii) obtaining adequate financing. These financial statements do not reflect any adjustments relating to the recoverability and classification of assets carrying amounts and classification of liabilities should the Company be unable to continue as a going concern.

                  The Company has not had any operating revenues and has been funding its operations through debt and equity financings. The Company will need to continue to fund its operations in this manner until it achieves sufficiently profitable operations. The Company plans to eliminate the going concern uncertainty by raising additional funds in the amount of approximately $3.0 million through debt and/or equity financings. The achievement and/or success of these planned measures, however, cannot be determined at this time.

                        POLITICS.COM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  USE OF ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                  PROPERTY AND EQUIPMENT

                  Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which approximate 5 years. Leasehold improvements are amortized over 3 years.

                  WEBSITE DEVELOPMENT COSTS

                  Website development costs are expensed as incurred.

                  RESEARCH AND DEVELOPMENT COSTS

                  Research and development costs are expensed as incurred.

                  REVENUE RECOGNITION

                  Revenues, consisting principally of advertising and electronic commerce revenues will be recognized as the services are performed or when the goods are delivered. Deferred revenues will consist primarily of prepaid advertising and electronic commerce fees.

                  INTANGIBLES

                  Intangibles consist of the cost of certain Internet Domain Names. These intangibles will be amortized using the straight-line method over periods ranging from three to four years. The Company periodically reviews intangible assets to determine if any impairment exists based upon projected, undiscounted net cash flows of the related business. As of December 31, 1999, in the opinion of management, there has been no material impairment. As of December 31, 1999, the Company owned the Internet Domain Names are "politics.com", "elections.com", "gop.com" and "PoliticalJunkie.com". In January 2000 the Company sold gop.com (see Note 10).

                        POLITICS.COM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  INCOME TAXES

                  The Company records deferred income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and income tax bases of the Company's assets and liabilities. An allowance is recorded, based upon currently available information, when it is more likely than not that any or all of the deferred tax assets will not be realized. The provision for income taxes includes taxes currently payable, if any, plus the net change during the year in deferred tax assets and liabilities recorded by the Company.

                  STOCK-BASED COMPENSATION

                  The Company accounts for stock-based compensation to its employees using the intrinsic value method, which requires the recognition of compensation expense over the vesting period of the option when the exercise price of the stock option granted is less than the fair value of the underlying common stock. Additionally, the Company provides pro forma disclosure of net loss and loss per share as if the fair value method has been applied in measuring compensation expense for stock options granted. Stock-based compensation related to options granted to non-employees is recognized using the fair value method.

                  LOSS PER SHARE

                  The computation of loss per share of common stock is computed by dividing net loss for the period by the weighted average number of common shares outstanding during that period.

                  Prior to the July 27, 1999 acquisition, the computation of net loss per share is based on the weighted average number of outstanding common shares of Politics-Nevada. Following the acquisition, shares presented are adjusted for the effect of the reverse acquisition.

                  Because the Company is incurring losses, the effect of stock options and warrants is antidilutive. Accordingly, the Company's presentation of diluted earnings per share is the same as that of basic earnings per share.

                  FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying value of the Company's financial instruments, including cash, accounts payable and notes and loans payable approximated fair value because of the short maturity of these instruments.

                        POLITICS.COM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 3 - PROPERTY AND EQUIPMENT

                  Property and equipment consists of the following:


                         Furniture and Fixtures                  $  67,481
                         Office Equipment and Computers             85,331
                         Leasehold Improvements                    110,590
                                                                 ---------
                                                                   263,402
                         Less: Accumulated Depreciation              8,779
                                                                 ---------
                                                                 $ 254,623
                                                                 =========

NOTE 4 - NOTES AND LOANS PAYABLE - RELATED PARTIES

                  Notes and loans payable to related parties consist of the following:



                           Note payable to the Company's Chairman of the Board,
                             bearing interest  at 10%  per  annum  and  payable  on
                             demand.  Such  note was  issued as consideration for
                             the purchase of certain internet domain names.                      $ 151,000

                           Note payable to an affiliate of the Company's
                             Chairman of the Board, bearing interest at 6% per
                             annum and payable on demand.                                          227,002

                           Note payable to an affiliate of an officer and
                             director of the Company, bearing interest at 6% per
                             annum and payable on demand.                                           25,181

                           Note payable  to an  officer  and  director  of  the  Company,
                             bearing interest at 6% per annum and payable on demand.                40,204

                           Loans payable to the Company's Chairman of the  Board  and an affiliate of the Company's Chairman of the Board, bearing
                             interest at 6% per annum, and payable on demand.                      478,111
                                                                                                 ---------
                                                                                                 $ 921,498
                                                                                                 =========


NOTE 5 -          ACCOUNTS PAYABLE

                  Included in accounts payable is indebtedness of the Company to its web site developer of approximately $446,000. The Company's Chairman has agreed to guarantee up to $550,000 of the Company's payment obligations to the web site developer.

                        POLITICS.COM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 6 -          CAPITALIZED LEASE OBLIGATIONS

                  Capitalized lease obligations are payable $2,380 monthly for 60 months.

NOTE 7 -          STOCKHOLDERS' DEFICIT

                  PREFERRED STOCK

                  The Company's Board of Directors may, without further action by the Company's stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of Preferred Stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series. The holders of Preferred Stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the Common Stock. The Board of Directors could issue Preferred Stock with voting and other rights that could adversely affect the voting power of the holders of Common Stock and could have certain anti-takeover effects.

                  COMMON STOCK

                  On March 24, 1999 Politics-Nevada sold 10,000 shares of common stock at $.01 per share for gross proceeds of $100 as part of its initial capitalization.

                  Pursuant to the approval of the Board of Directors of Politics-Nevada, on June 30, 1999 Politics-Nevada issued 6,990,000 shares of common stock to two individuals, one of whom is an officer and one of whom is a majority stockholder and an officer of Politics-Nevada, in consideration of conversion of indebtedness of Politics-Nevada in the amount of $144,000.

                  On July 27, 1999, Lone Oak acquired all of the issued and outstanding common stock of Politics-Nevada. In connection with this transaction, Lone Oak issued 7,000,000 shares of its common stock directly to the stockholders of Politics-Nevada in exchange for all of Politics-Nevada's 7,000,000 issued and outstanding common shares. The exchange resulted in Politics-Nevada's stockholders holding a larger portion of the voting rights of Lone Oak than was held after the acquisition by the persons who were Lone Oak stockholders prior to the acquisition. As a result of the acquisition, Politics-Nevada became a wholly-owned subsidiary of Lone Oak. In connection with the transaction, Lone Oak changed its name to Politics.com, Inc., a Delaware corporation.

                  During August through October 1999 the Company sold 141,000 shares of common stock to private investors for gross proceeds of $423,000 and net proceeds of $363,000.

                  STOCK OPTION PLAN

                  On July 27, 1999, the Company adopted the 1999 Combination Stock Option Plan (the "Plan"). Under the Plan, both non-qualified and incentive stock options to purchase shares of the Company's common stock may be granted to key employees and other persons. A total of 2,000,000 shares have been reserved for issuance under the Plan. The options expire ten years from the date of grant, subject to certain restrictions.

                        POLITICS.COM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 7 -          STOCKHOLDERS' DEFICIT (Continued)

                  STOCK OPTION PLAN (Continued)

                  The Company has issued various stock options. The options' vesting period varies from full vesting upon issuance of options to vesting over a 3 to 4 year period. A summary of the Company's stock options activity is as follows:


                                                            Options
                                                   -------------------------------
                                                                  Weighted Average
                                                     Shares        Exercise Price
                                                   ---------      ----------------
Balance, July 27, 1999                                     -                -
Granted                                            1,809,200           $ 2.54
                                                   ---------           ------
Balance, December 31, 1999                         1,809,200           $ 2.54
                                                   =========           ======

                                    Outstanding       Exercisable     Weighted Average
Exercise Price Range                   Shares            Shares        Exercise Price
                                    -----------       -----------     ----------------
   $2.00                               840,000           315,000           $2.00
   $3.00                               969,200           778,700           $3.00
                                     ---------         ---------
                                     1,809,200         1,093,700
                                     =========         =========


                  The Company recognized approximately $3,989,000 of stock-based compensation expense and deferred compensation of approximately $4,585,000 during the period ended December 31, 1999, relating to options granted with exercise prices below the estimated fair market value of the Company's common stock at the date of grant. Deferred compensation will be charged to expense as stock options become vested. The Company applies APB Opinion No. 25 and related Interpretations in accounting for these plans. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. The Company has adopted the disclosure-only provision of SFAS 123. Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.5%; volatility factor of the expected market price of the Company's common stock of .50; and a weighted-average expected life of the option, after the vesting period, of 5 years.

                  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                        POLITICS.COM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 7 -          STOCKHOLDERS' DEFICIT (Continued)

                  STOCK OPTION PLAN (Continued)

                  Had compensation cost for stock options granted been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                  Net loss - as reported                     $(6,039,027)
                  Net loss - pro forma                       $(7,852,469)
                  Loss per share - as reported
                           Basic                             $(     1.05)

                  Loss per share - pro forma

                           Basic                             $(     1.36)


                  The effects of applying the pro forma disclosures of SFAS 123 are not likely to be representative of the effects on reported net earnings for future years due to the various vesting schedules.


NOTE 8 -          INCOME TAXES

                  For income tax purposes, the Company has a net operating loss carryforward ("NOL") at December 31, 1999 of approximately $2,050,000 expiring in 2014 if not offset against future federal taxable income. There may be certain limitations as to the future annual use of the NOLs due to certain changes in the Company's ownership.

                  Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate applicable for each period as a result of the following:


                  Computed "expected" tax benefit                               $ 697,000
                  Decrease in tax benefit resulting from net operating
                    loss for which no benefit is currently available             (697,000)
                                                                                ----------
                                                                                $       -
                                                                                ==========


                  The Company had deferred tax assets of approximately $2,053,000 at December 31, 1999, resulting primarily from net operating loss carryforwards of approximately $697,000 and stock based compensation of approximately $1,356,000. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding their future realization.

                        POLITICS.COM, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


NOTE 9 -          COMMITMENTS AND CONTINGENCIES

                  EMPLOYMENT AGREEMENT

                  The Company has entered into a 3 year employment agreement with its President and Chief Operating Officer. The agreement calls for annual salary of $200,000. In addition, under the agreement, the President is eligible to receive a bonus, as defined, in an amount up to 50% of the annual salary and up to 12 months severance in an aggregate amount equal to annual salary if terminated without cause.

                  LEASE COMMITMENT

                  In October 1999 the Company entered into a 3 year lease for office facilities that terminates October 31, 2002. In additional to base rent, the lease provides for payment of certain other occupancy costs. Approximate future minimum payments under this lease are summarized as follows:


                           January 1, 2000  to       December 31, 2000          $  97,000
                           January 1, 2001  to       December 31, 2001          $ 100,000
                           January 1, 2002  to       October  31, 2002          $  85,000


                  OTHER

                  The Company has agreed to pay its web site developer 25% of the proceeds of any offering of securities by the Company until such time as the Company's account with the web site developer is current.

NOTE 10  SUBSEQUENT EVENTS

                  In January 2000 the Company sold the internet domain name gop.com to a third party.

                  In March 2000 the Company's President and Chief Operating Officer was removed from office and resigned as a director.

                  In March 2000 the Company sold 500,000 shares of its Common Stock and issued warrants to purchase 700,000 shares of its Common Stock, at an exercise price of $1.00 per share, for an aggregate purchase price of $500,000. The warrants expire five years from the date of grant. The subscription agreement between the Company and the investor provides, among other things, in the event that the Company in any non-public offering sells any Common Stock at a price per share, or any warrant with an exercise price per share, that is less than $1.00, then for no additional consideration, the Company shall immediately transfer to the undersigned that number of shares of Common Stock of the Company equal to the difference between (1) the number of shares which would have been subscribed for under the subscription agreement, inclusive of the shares underlying the warrant, at the lesser price per share of such subsequently sold securities and (2) the number of the shares subscribed to under the subscription agreement, inclusive of the shares underlying the warrant.

                               POLITICS. COM, INC.
                            (FORMERLY LONE OAK, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                  JUNE 30, 1999
                                   (Unaudited)


ASSETS

Current Assets:
  Cash                                                         $  94,000
  Escrow Funds                                                     5,000
                                                               ---------

Total Assets                                                   $  99,000
                                                               =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                             $  44,692
                                                               ---------

         Total Current Liabilities                                44,692
                                                               ---------

Stockholders' Equity:
  Preferred Stock, $.00001 Par Value; 20,000,000 Shares
    Authorized, None Issued                                            -
  Common Stock, $.00001 Par Value; 50,000,000 Shares
    Authorized, 2,091,475 Shares Issued and Outstanding               21
  Additional Paid-In Capital                                     195,948
  Deficit Accumulated in the Development Stage                  (141,661)
                                                               ---------

         Total Stockholders' Equity                               54,308
                                                               ---------

Total Liabilities and Stockholders' Equity                     $  99,000
                                                               =========




The accompanying notes are an integral part of the financial statements.

                               POLITICS.COM, INC.
                            (FORMERLY LONE OAK, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                                Cumulative
                                                                                              ----------------
                                                                                                   From
                                                                                              ----------------
                                                                                              January 17, 1997
                                                                                              ----------------
                                                                 Six Months Ended               (Inception)
                                                         -------------------------------      ----------------
                                                                     June 30,                        to
                                                         -------------------------------      ----------------
                                                             1999               1998            June 30, 1999
                                                         -----------         -----------      ----------------
Revenues                                                 $         -         $         -         $         -
                                                         -----------         -----------         -----------

Costs and Expenses:
  Selling, General and Administrative Expenses                42,403                  40              43,283
                                                         -----------         -----------         -----------

Loss before Discontinued Operations                          (42,403)                (40)            (43,283)
                                                         -----------         -----------         -----------

Discontinued Operations:
  Loss from Operations of Discontinued Subsidiary             (2,783)             (1,833)             (5,713)
  Gain on Sale of Discontinued Subsidiary                      5,000                   -               5,000
                                                         -----------         -----------         -----------
  Net Gain (Loss) from Discontinued Operations                 2,217              (1,833)               (713)
                                                         -----------         -----------         -----------

Net Loss                                                 $   (40,186)        $    (1,873)        $   (43,996)
                                                         ===========         ===========         ===========

Earnings Per Common Share - Basic:
  Weighted Average Common Shares Outstanding               1,402,594             572,320
                                                         ===========         ===========

  Net Loss Per Common Share - Basic:
    Operations                                           $      (.03)        $      (.00)
    Discontinued operations                                      .00                (.00)
                                                         -----------         -----------
         Net Loss                                        $      (.03)        $      (.00)
                                                         ===========         ===========



The accompanying notes are an integral part of the financial statements.

                               POLITICS.COM, INC.
                            (FORMERLY LONE OAK, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)


                                                                    Deficit
                                                                 --------------
                                                Additional        Accumulated           Stock
                                                ----------       --------------     -------------
                                  Common          Paid-in        In Development     Subscription
                                ---------        ---------       --------------     -------------
                                  Stock           Capital             Stage           Receivable         Total
                                ---------        ---------       --------------     -------------      ---------
Balance, January 1, 1999        $       6        $ 111,381         $(104,697)        $     (24)        $   6,666

Payment Received                        -                -                 -                24                24

Sale of 1,484,375 Shares
  of Common Stock                      15           94,985                 -                 -            95,000

Net Loss for the Period                 -                -           (40,186)                -           (40,186)

Sale of Subsidiary                      -          (10,418)            3,222                 -            (7,196)
                                ---------        ---------         ---------         ---------         ---------

Balance, June 30, 1999          $      21        $ 195,948         $(141,661)         $      -         $  54,308
                                =========        =========         =========          ========         =========


The accompanying notes are an integral part of the financial statements.

                               POLITICS.COM, INC.
                            (FORMERLY LONE OAK, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                   Cumulative
                                                                                ----------------
                                                                                      From
                                                                                ----------------
                                                                                January 17, 1997
                                                                                ----------------
                                                          Six Months Ended        (Inception)
                                                       ----------------------   ----------------
                                                             June 30,                  To
                                                       ----------------------   ----------------
                                                          1999        1998        June 30, 1999
                                                       ---------    ---------   ----------------
Cash Flows from Operating Activities:
  Net Loss from Operations                             $(42,403)    $    (40)      $(43,283)
  Adjustments to Reconcile Net Loss from Operations
    to Net Cash Provided by Operating Activities
  Changes in Operating Assets and Liabilities:
    Decrease in Inventories                                   -                         147
    Increase in Accounts Payable                         44,692                      47,168
    Other                                                     -        1,610            335
  Loss from Discontinued Operations                      (2,783)      (1,833)        (5,125)
  Gain on Sale of Discontinued Operations                 5,000            -          5,000
                                                       --------     --------       --------
Net Cash Provided (Used) by Operating Activities          4,506         (263)         4,242
                                                       --------     --------       --------

Cash Flows from Investing Activities:
  Increase in Escrow Funds                               (5,000)           -         (5,000)
  Disposition of Subsidiary, Net of Cash                 (1,117)           -           (529)
                                                       --------     --------       --------
Net Cash (Used) by Financing Activities                  (6,117)           -         (5,529)
                                                       --------     --------       --------

Cash Flows from Financing Activities:
  Payment of Stock Subscription Receivable                   24            -             24
  Proceeds from Sale of Common Stock                     95,000          263         95,263
                                                       --------     --------       --------
Net Cash Provided by Financing Activities                95,024          263         95,287
                                                       --------     --------       --------

Increase in Cash                                         93,413            -         94,000

Cash - Beginning                                            587            -              -
                                                       --------     --------       --------

Cash - Ending                                          $ 94,000     $      -       $ 94,000
                                                       ========     ========       ========

Supplemental Cash Flow Information:

  Cash Paid for Interest                               $      -     $      -       $      -
                                                       ========     ========       ========

  Cash Paid for Income Taxes                           $      -     $      -       $    800
                                                       ========     ========       ========


The accompanying notes are an integral part of the financial statements.

                               POLITICS.COM, INC.
                            (FORMERLY LONE OAK, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)


NOTE 1 -          UNAUDITED FINANCIAL STATEMENTS

                  In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods indicated.

                  Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

                  Certain items in these financial statements have been reclassified to conform to the current period presentation.

NOTE 2 -          SALE OF SUBSIDIARY

                  On April 30, 1999, the Company sold 100% of the outstanding common shares of its wholly-owned subsidiary, D&E Flight Simulators, Inc., for $5,000. Escrow funds represents the amount receivable from this transaction. These escrow funds were paid to the Company in July 1999.

NOTE 3 -          STOCKHOLDERS' EQUITY

                  REVERSE SPLIT

                  In March 1999, the Board of Directors and stockholders approved a 1 for 15 reverse split of the Company's common stock to be effective March 26, 1999. All share and per share data have been retroactively restated to reflect this recapitalization.

                  COMMON STOCK

                  In March 1999, the Company sold privately 1,484,375 shares of common stock for gross proceeds of $95,000.

                               POLITICS.COM, INC.
                            (FORMERLY LONE OAK, INC.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)


NOTE 4 -          SUBSEQUENT EVENTS

                  On July 27, 1999, the Company acquired all of the issued and outstanding common stock of Politics.com, Inc, a Nevada Corporation ("Politics-Nevada"). In connection with this transaction, the Company issued 7,000,000 shares of its common stock directly to the stockholders of Politics-Nevada in exchange for all of Politics-Nevada's 7,000,000 issued and outstanding common shares. The exchange resulted in Politics-Nevada stockholders holding a larger portion of the voting rights of the Company than was held after the acquisition by the persons who were the Company's stockholders prior to the acquisition. As a result of the acquisition, Politics-Nevada became a wholly-owned subsidiary of the Company. In connection with this transaction, the Company changed its name to Politics.com, Inc., a Delaware corporation.

                  On July 27, 1999, the Company adopted the 1999 Combination Stock Option Plan (the "Plan") which reserves for issuance 2,000,000 shares of common stock under both non-qualified and incentive stock options. As of September 15, 1999 options to purchase 1,525,000 shares of common stock were outstanding or committed for issuance.

                  The Company has agreed to pay its President an annual base salary of $200,000 effective September 7, 1999 for a three year period. In addition, the Company intends to pay its President a bonus of up to 50% of the annual base salary upon the achievement of specified company objectives. The Company has agreed to grant to its President options to purchase 840,000 shares of common stock at an exercise price of $2.00 per share, such options to become exercisable as follows: 315,000 options immediately, and the remaining 525,000 options in six equal semi-annual installments commencing June 30, 2000.

                  During August and September 1999 the Company sold 45,500 shares of common stock for gross proceeds of $136,500 to private investors.

                                 LONE OAK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                FORMERLY B&E SECURITIES MANAGEMENT COMPANY, INC.,
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                     DECEMBER 31,
                                                                                     ------------
                      ASSETS                                                       1998         1997
                                                                                 ---------    ----------
CURRENT ASSETS
         Cash                                                                    $     587   $         -
         Inventory (Note A)                                                          9,143             -
                                                                                 ---------   -----------
         TOTAL CURRENT ASSETS                                                        9,730   $         -
                                                                                 ---------   ===========
         TOTAL ASSETS                                                            $   9,730   $         -
                                                                                 =========   ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
           Accounts payable                                                      $   3,064   $         -
                                                                                 ---------   -----------
           TOTAL CURRENT LIABILITIES                                                 3,064             -
                                                                                 ---------    ----------
COMMITMENTS AND CONTINGENCIES
           (Note E and G)                                                                -             -
                                                                                 ---------    ----------
         TOTAL LIABILITIES                                                           3,064             -
                                                                                 ---------    ----------
STOCKHOLDERS' EQUITY
     Preferred stock, $.00001 par value, 20,000,000
          shares authorized; none issued                                                 -             -

     Common stock, $.00001, par value, respectively, 50,000,000 shares authorized; 605,432, and 60,584 shares issued and outstanding,
          respectively (Note B and D)                                                    6             1

     Additional paid-in capital                                                    111,381       100,886
     Less:  stock subscriptions receivable                                             (24)            -
     Deficit accumulated during development stage                                 (104,697)     (100,887)
                                                                                ----------    ----------

     TOTAL STOCKHOLDERS' EQUITY                                                      6,666             -
                                                                               -----------    ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   9,730    $        -
                                                                                 =========    ==========



   The accompanying notes are an integral part of these financial statements.

                                 LONE OAK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                FORMERLY B&E SECURITIES MANAGEMENT COMPANY, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                        Cumulative
                                                         For the Years                     From
                                                             Ended                   January 17, 1997
                                                          December 31,            (date of inception) to
                                                        1998         1997            December 31, 1998
                                                        ----         ----            -----------------
NET SALES                                           $       -     $        -               $      -

COSTS OF SALES                                              -              -                      -
                                                    ---------     ----------             ----------

         GROSS PROFIT                                       -              -                      -


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                -              -                      -
                                                    ---------     ----------            -----------

LOSS FROM OPERATIONS                                        -              -                      -
                                                    ---------     ----------            -----------

OTHER (INCOME) EXPENSE
         Other income                                     (80)             -                    (80)
         Other expense                                    160              -                    160
                                                    ---------     ----------            -----------

TOTAL OTHER (INCOME) EXPENSE                               80              -                     80
                                                    ---------     ----------            -----------

LOSS FROM OPERATIONS BEFORE INCOME TAXES               (   80)             -                 (   80)

INCOME TAXES                                           (  800)             -                    800
                                                    ---------     ----------            -----------

LOSS BEFORE LOSS FROM DISCONTINUED OPERATIONS          (  880)             -                 (  880)

DISCONTINUED OPERATIONS
         Loss from Operations of
         Discontinued Subsidiary                       (2,930)             -                 (2,930)
                                                    ---------     ----------            -----------

NET LOSS                                            $  (3,810)    $        -            $    (3,810)
                                                    =========     ==========            ===========

EARNINGS PER COMMON SHARE - BASIC
            Weighted Average Common Shares
            Outstanding                               589,012         60,584
                                                    ==========    ==========
            Net loss per common share - basic:
               Operations                           $(    .00)    $        -
               Discontinued operations               (    .01)    $        -
                                                    ---------     ----------
               Net loss                             $(    .01)    $        -
                                                    ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                                 LONE OAK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                FORMERLY B&E SECURITIES MANAGEMENT COMPANY, INC.
                                 AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                             Additional                        Stock            Total
                                          Common Stock         Paid-in      Accumulated    Subscription     Stockholders'
                                      Shares      Amount       Capital        Deficit       Receivable         Equity
                                      ------      ------       -------        -------       ----------         ------
BALANCE, DECEMBER 31, 1996               60,584   $     1     $100,886     $(100,887)       $     --          $    --

Stock conversion (Note B)                    --        --           --            --              --               --

Net loss                                     --        --           --            --              --               --
                                        -------   -------     --------     ---------         -------           ------

BALANCE, DECEMBER 31, 1997               60,584         1      100,886      (100,887)             --               --

Common stock issued (Note D)            161,408         2           22            --             (24)              --
Common stock issued to acquire
assets of D&E Flight Simulators,
Inc. (Note D)                           383,440         3        4,222            --              --            4,225

Contributed capital (Note D)                 --        --        6,251            --              --            6,251

Net loss                                     --        --           --        (3,810)             --           (3,810)
                                        -------   -------     --------     ---------         -------           ------

BALANCE, DECEMBER 31, 1998              605,432   $     6     $111,381     $(104,697)        $   (24)          $6,666
                                        =======   =======     ========     ==========        ========          ======



   The accompanying notes are an integral part of these financial statements.

                                 LONE OAK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                FORMERLY B&E SECURITIES MANAGEMENT COMPANY, INC.,
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Cumulative
                                                            For the            from January
                                                             Years               17, 1997
                                                             Ended               (date of
                                                            December             Inception)
                                                               31,                   to
                                                          1998     1997       December 31, 1998
                                                          ----     ----       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss from operations                            $( 880)    $    -          $(   880)
    Adjustments to reconcile net loss to net cash
        provided by operating activities:
              Changes in operating assets and
              liabilities:
                Inventory                                  335          -               335
                Accounts payable                         3,064          -             3,064
                Other                                      735          -               735
                Loss from discontinued
                 operations                             (2,930)         -            (2,930)
                                                        ------     ------          --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                  324          -               324
                                                        ------     ------          --------

CASH FLOWS FROM INVESTING ACTIVITIES                          -         -                 -
                                                        ------     ------          --------

NET CASH USED IN INVESTING ACTIVITIES                         -         -                 -
                                                        ------     ------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                              263          -               263
                                                        ------     ------          --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  263          -               263
                                                        ------     ------          --------

NET INCREASE IN CASH                                       587          -               587

CASH AT BEGINNING OF PERIOD                                   -         -                 -
                                                        ------     ------          --------

CASH AT END OF PERIOD                                  $   587     $    -          $    587
                                                       =======     ======          ========




   The accompanying notes are an integral part of these financial statements.

                                 LONE OAK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                FORMERLY B&E SECURITIES MANAGEMENT COMPANY, INC.,
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

     Lone Oak, Inc., a Delaware corporation was incorporated on January 17, 1997. On February 24, 1997, the Company merged with B&E Securities Management Company, Inc., which was then dissolved. B&E Securities Management Company, Inc. was incorporated on January 30, 1969 in the state of Maryland and has not had operations since 1971. As discussed in Note C, the Company acquired 100% of D&E Flight Simulators, Inc., (the "Subsidiary") a flight simulator equipment developer on January 12, 1998. All operations of the Company during 1998 were conducted by D&E Flight Simulators, Inc.

     The Company is a development stage business engaged in the development of flight simulators. Development stage operations for the Company began upon the incorporation of Lone Oak, Inc. on January 17, 1997.

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Lone Oak, Inc., and its wholly-owned subsidiary, D&E Flight Simulators, Inc. (collectively, the "Company"). Material intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     The Company considers all investments with a maturity of three months or less to be cash equivalents.

INVENTORY

     Inventory is stated at the lower of cost or market on the first-in, first-out (FIFO) method. Inventory consists of one completed flight simulator and parts.

                                 LONE OAK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                FORMERLY B&E SECURITIES MANAGEMENT COMPANY, INC.,
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

A.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

INCOME TAXES

     Income taxes are provided using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS
     109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

LOSS PER SHARE

     The computation of loss per share of common stock is computed by dividing net loss for the period by the weighted average number of common shares outstanding during that period. The Company's presentation of diluted earnings per share is the same as that of basic earning per share.

REVENUE RECOGNITION

     Revenue from the sale of products is recognized at the time title to such products passes to the customer.

B.      BUSINESS COMBINATION:

     On February 24, 1997, the Company merged with B&E Securities Management Company, Inc. The merger was accomplished through a stock for stock transaction in which all 908,767 common stock shares at $.01 par value of B&E Securities Management Company, Inc. were canceled and 60,584 shares at $.00001 par value of Lone Oak, Inc. common stock were issued. The financial statements, as presented, reflect the results of operations of B&E Securities Management Company, Inc., prior to the merger with Lone Oak, Inc.

C.      ACQUISITION:

     On January 12, 1998, the Company acquired all outstanding shares of D&E Flight Simulators, Inc. in exchange for shares of Lone Oak, Inc. The Company issued 383,440 shares of stock to acquire 100% of D&E Flight Simulators, Inc. D&E Flight Simulators, Inc. had assets which primarily consisted of inventory and computer equipment valued at $3,169 at the acquisition date. D&E Flight Simulators, Inc. is 50% owned by a relative of an officer and majority stockholder of Lone Oak, Inc. The acquisition was accounted for using the purchase method of accounting. The consolidated financial statements include the results of operations of D&E Flight Simulators, Inc. from the date of acquisition (January 12, 1998) to

                                 LONE OAK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                FORMERLY B&E SECURITIES MANAGEMENT COMPANY, INC.,
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


C.       ACQUISITION: (CONTINUED)

     December 31, 1998. Prior to January 12, 1998, D&E Flight Simulators, Inc. had not begun operating activity, and, therefore, the consolidated financial statements of Lone Oak, Inc., shown pro forma, would not change.

D.       STOCKHOLDERS' EQUITY:

     On January 12, 1998, the majority stockholders of Lone Oak, Inc. approved the sale of 161,408 shares of common stock at .00015, or $24, to the majority stockholder of the Company. Additionally, on January 12, 1998, as discussed in Note C, the majority stockholders of Lone Oak, Inc. approved the issuance of 383,400 shares of common stock to acquire all assets of D&E Flight Simulators, Inc.

     During 1998, each of the Company's major stockholders purchased inventory or paid expenses on behalf of D&E Flight Simulators, Inc. which was classified as additional paid in capital.

     The Company's Board of Directors may, without further action by the Company's stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of Preferred Stock in series and may, at the time of issuance, determine the rights, performances and limitations of each series. The holders of Preferred Stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the Common Stock. The Board of Directors could issue Preferred Stock with voting and other rights that could adversely affect the voting power of the holders of Common Stock and could have certain anti-takeover effects.

E.       GOING CONCERN:

     The Company is in the developmental stage of operations and has yet to generate significant revenue or equity. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management believes the sale of flight simulator equipment will generate sufficient working capital through operations. Currently, the Company is awaiting approval by the Federal Aviation Administration for their product to be used in flight schools. Accordingly, the Company is dependent upon its ability to achieve profitable operations and generate sufficient cash flows from the sale of flight simulators.

                                 LONE OAK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                FORMERLY B&E SECURITIES MANAGEMENT COMPANY, INC.,
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


F.       SUPPLEMENTARY CASH FLOW INFORMATION:

     Supplemental disclosures of cash flow information for the years ended December 31, 1998 and 1997 are summarized as follows:


                                                              1998      1997
                                                              ----      ----
          Cash paid for interest and income taxes:
                   Interest                                  $   -      $  -
                   Income Taxes                                800         -


     Non-cash investing and financing activities are as follows:

     During the year ended December 31, 1998, the Company acquired $3,962 in assets in the acquisition of D&E Flight Simulators, Inc. for common stock.

     During the year ended December 31, 1998, the Company issued common stock in exchange for stock subscriptions receivable amounting to $24.

     During 1998, the majority stockholders contributed an additional $6,251 in capital in the form of inventory purchases.

G.       COMMITMENTS:

     In December 1997, D&E Flight Simulators, Inc. (D&E) entered into a licensing agreement with Simpkins Design Group, Inc. (Simpkins) allowing D&E to manufacture, market and sell the FLY-IT general aviation control panel for a period of five years. The agreement calls for Simpkins to supply the FLY-IT controller to D&E or the specific components by which to manufacture it. D&E agrees to pay $50 to Simpkins for each unit of the FLY-IT sold or used. Additionally, D&E is restricted to selling the units between $795 and $1,000.

H.       RELATED PARTY TRANSACTIONS:

     D&E Flight Simulators, Inc. conducts transactions with J. Bright Henderson Art Gallery (JBH) which is owned by the President of the Company. JBH provides credit card processing of sales transactions, labor for the manufacture of flight simulators and packing and shipping for units sold. During the years ended December 31, 1998 and 1997 the Company incurred $7,165 and $0, in expense for these services, respectively. Additionally, the Company had an accounts payable balance of $639 to JBH at December 31, 1998.

                                 LONE OAK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                FORMERLY B&E SECURITIES MANAGEMENT COMPANY, INC.,
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

I.          INCOME TAXES

     For income tax purposes, the Company has a net operating loss carryfoward ("NOL) at December 31, 1998 of approximately $3,200 expiring in 2013 if not offset against future federal taxable income. There may be certain limitations as to the future annual use of the NOLs due to certain changes in the Company's ownership.

     Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate applicable foe each period as a result of the following:


          Computed "expected" tax benefit                                $ 1,100
          Decrease   in  tax  benefit   resulting   from  net
          operating  loss for which no benefit  is  currently
          available                                                       (1,100)
                                                                         -------
                                                                         $     -
                                                                         =======



     The Company had deferred tax assets of approximately $1,100 at December 31, 1998, resulting primarily from net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding their future realization.

J.         SUBSEQUENT EVENTS

     In March 1999, the Board of Directors and Stockholders approved a 1 for 15 reverse split of the Company's common stock to be effective March 26, 1999. All share and per share data have been retroactively restated to reflect this recapitalization.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         There have been no changes in or disagreements with our accountants.

                                    PART III

ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         See the section entitled "Election of Directors" appearing in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2000, to be filed within 120 days of the end of our fiscal year, which section is incorporated herein by reference, and the section entitled "Executive Officers" under Item 1 of this Annual Report on Form 10-K-SB.

ITEM 10.       EXECUTIVE COMPENSATION

         See the section entitled "Executive Compensation" appearing in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2000, which section is incorporated herein by reference.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See the section entitled "Securities Beneficially Owned by Certain Persons" appearing in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2000, which section is incorporated herein by reference.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the section entitled "Certain Relationships and Related Transactions" appearing in our Proxy Statement for the Annual Meeting of Stockholders to be held on June 15, 2000, which section is incorporated herein by reference.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT
NUMBER          DESCRIPTION
------          -----------

3.1 Articles of Incorporation, as amended, of the Company, filed as Exhibit 2.1 to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 8, 1999 (the "Form 10").**

3.2             Bylaws of the Company, filed as Exhibit 2.2 to the Company's
                Form 10.**

4.1 Specimen Certificate of Common Stock, filed as Exhibit 3.1 to the Company's Form 10.**

4.2             Promissory Note issued by Politics.com-Nevada in favor of Howard
                R. Baer dated June 30, 1999, filed as Exhibit 3.2 to the Company's Form 10.**

4.3 Promissory Note issued by Politics.com-Nevada in favor of Carriage House Capital, LLC dated November 1, 1999, filed as
                Exhibit 3.3 to Amendment No. 1 to the Company's Form 10-SB filed with the Securities and Exchange Commission on December 29, 1999 (the "Amended Form 10").**

4.4             Promissory Note issued by Politics.com-Nevada in favor of Kevin
                C. Baer dated November 1, 1999, filed as Exhibit 3.4 to the Company's Amended Form 10.**

4.5 Promissory Note issued by Politics.com-Nevada in favor of Northeast Investments dated November 1, 1999, filed as Exhibit 3.5 to the Company's Amended Form 10.**

10.1 Contract of Sale between Politics.com, Inc., a Nevada corporation, and Howard R. Baer dated June 30, 1999, filed as
                Exhibit 6.1 to the Company's Form 10.***

10.2 Contract of Sale between Politics.com, Inc., a Nevada corporation, and Kurt Ehrenberg dated August 17, 1999, filed as
                Exhibit 6.2 to the Company's Form 10.**

10.3 1999 Combination Stock Option Plan, filed as Exhibit 6.3 to the Company's Form 10.**

10.4 Form of Non-Qualified Stock Option Agreement between Politics.com, Inc., a Delaware corporation, and Brian Wadsworth dated as of July 27, 1999, filed as Exhibit 6.4 to the Company's Form 10.**

10.5            Form of Non-Qualified Stock Option Agreement, filed as Exhibit
                6.5 to the Company's Form 10.**

10.6 Form of Incentive Stock Option Agreement, filed as Exhibit 6.6 to the Company's Form 10.**

10.7 Stock Purchase Agreement by and among Lone Oak, Inc., a Delaware corporation, and Howard R. Baer and Kevin C. Baer dated July 22, 1999, filed as Exhibit 6.7 to the Company's Form 10.**

10.8 Employment Letter dated July 29, 1999, as amended September 7, 1999, filed as Exhibit 6.8 to the Company's Form 10.** ***

10.9 Lease Agreement between Renaissance 632 Broadway LLC and Politics.com, Inc. dated October 29, 1999, filed as Exhibit 6.9 to the Company's Amended Form 10.**

10.10 1999 Advisory Council Stock Option Plan, filed as Exhibit 6.10 to the Company's Amended Form 10.**

10.11 Form of Advisory Council Engagement and Option Agreement, filed as Exhibit 6.11 to the Company's Amended Form 10.**

10.12 Services Agreement between Touchscreen Media Group and Politics.com, Inc. dated October 29, 1999, as supplemented on December 2, 1999, filed as Exhibit 6.12 to the Company's Amended Form 10.**

10.13 Individual Limited Guaranty by Howard R. Baer in favor of Touchscreen Media Group dated December 2, 1999, filed as Exhibit
                6.13 to the Company's Amended Form 10.**

21.1            Subsidiaries of Politics.com, Inc., a Delaware corporation.*

27              Financial Data Schedule.*


---------------
*    Filed herewith.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

***  Management Contract or Compensatory Plan or Arrangement.

(b)  Reports on Form 8-K

     We did not file any current reports on Form 8-K during the fourth quarter ended December 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   POLITICS.COM, INC.

DATE: APRIL 12, 2000               BY:/s/ HOWARD R. BAER
                                      ----------------------------
                                          HOWARD R. BAER
                                          PRESIDENT AND CHIEF OPERATING OFFICER


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


              SIGNATURE                                   TITLE(S)                                      DATE
              ---------                                   --------                                      ----

/s/ HOWARD R. BAER                      PRESIDENT, CHIEF OPERATING OFFICER AND                       APRIL 12, 2000
------------------------------------
HOWARD R. BAER                          CHAIRMAN OF THE BOARD (PRINCIPAL EXECUTIVE OFFICER)



/s/ KEVIN C. BAER                       DIRECTOR, VICE PRESIDENT, TREASURER AND SECRETARY            APRIL 12, 2000
------------------------------------
KEVIN C. BAER                           (PRINCIPAL FINANCIAL OFFICER)


/s/ BURT ALIMANSKY                      DIRECTOR                                                     APRIL 12, 2000
------------------------------------
BURT ALIMANSKY

/s/ BRIAN WADSWORTH                     DIRECTOR                                                     APRIL 12, 2000
------------------------------------
BRIAN WADSWORTH
