Form 10QSB
period 2000-03-31
POLITICS COM INC
filed 2000-05-15
CIK 1094231

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       or
[ ]  Transition report under Section 13 or 15(d) of the Exchange Act of 1934

     FOR THE TRANSITION PERIOD FROM                   TO
                                   -------------------   -----------------------

     COMMISSION FILE NUMBER  0-27591

                               POLITICS.COM, INC.
                               ------------------
           (Name of Small Business Issuer as Specified in Its Charter)

               DELAWARE                                         33-0836078
  -----------------------------------                      ---------------------
    (State or Other Jurisdiction of                            (IRS Employer
     Incorporation or Organization)                          Identification No.)

     2530 S. RURAL ROAD, TEMPE, AZ                                 85282
----------------------------------------                           -----
(Address of Principal Executive Offices)                         (Zip Code)

                                 (480) 858-0016
        ----------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]
NO [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              9,738,320 shares of Common Stock, par value $0.00001,
                     as of March 31, 2000 (Title of Class)

  Transitional Small Business Disclosure Format (check one):  YES [ ] NO [X]

                       POLITICS.COM, INC. AND SUBSIDIARY
                       ---------------------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                                      INDEX
                                      -----

PART I     FINANCIAL INFORMATION:

ITEM 1.    FINANCIAL STATEMENTS



Consolidated Balance Sheet as of March 31, 2000

Consolidated Statement of Operations for the quarter ended March 31, 2000, the period from March 23, 1999 (inception) to March 31, 1999, and for the period March 23, 1999 (inception) to March 31, 2000

Consolidated Statement of Cash Flows for the quarter ended March 31, 2000, the period from March 23, 1999 (inception) to March 31, 1999, and for the period March 23, 1999 (inception) to March 31, 2000

Notes to Consolidated Financial Statements


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II:   OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


           SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       POLITICS.COM, INC. AND SUBSIDIARY
                       ---------------------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                 MARCH 31, 2000
                                 --------------
                                   (Unaudited)

                                     ASSETS
                                     ------

Current Assets:
  Cash                                                             $    134,499
  Prepaid Expenses                                                        4,000
                                                                   ------------
         Total Current Assets                                           138,499

Property and Equipment (Net of Accumulated Depreciation
  of $25,636)                                                           237,766

Intangibles - Internet Domain Names (Net of Accumulated
  Amortization of $40,521)                                              127,729

Security Deposit                                                         35,000
                                                                   ------------
Total Assets                                                       $    538,994
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current Liabilities:
  Accounts Payable                                                 $    742,227
  Capitalized Lease Obligations                                          28,560
  Notes and Loans Payable - Related Parties                           1,272,344
                                                                   ------------

         Total Current Liabilities                                    2,043,131

Capitalized Lease Obligations - Net of Current Portion                   96,157
                                                                   ------------
         Total Liabilities                                            2,139,288
                                                                   ------------
Commitments and Contingencies

Stockholders' Deficit:
  Preferred Stock, $.00001 Par Value; 20,000,000 Shares
    Authorized, None Issued                                                   -
  Common Stock, $.00001 Par Value; 50,000,000 Shares
    Authorized, 9,738,308 Shares Issued and Outstanding                      97
  Additional Paid-In Capital                                          5,658,658
  Deficit Accumulated in the Development Stage                       (6,677,516)
  Deferred Compensation                                                (581,533)
                                                                   ------------
         Total Stockholders' Deficit                                 (1,600,294)

Total Liabilities and Stockholders' Deficit                        $    538,994
                                                                   ============

The accompanying notes are an integral part of the financial statements.

                       POLITICS.COM, INC. AND SUBSIDIARY
                       ---------------------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                                   (Unaudited)

                                                                For The Period     For The Period
                                                                March 23, 1999     March 23, 1999
                                              Quarter Ended     (Inception) To     (Inception) To
                                              March 31, 2000    March 31, 1999     March 31, 2000
                                              --------------    ---------------    ---------------
Revenues                                      $            -     $            -    $             -
                                              --------------     --------------    ---------------
Costs and Expenses:

  Selling, General and Administrative
    Expenses                                         474,399             10,584          5,606,759

  Website Development Costs                          100,416                  -            949,980

  Loss on Sale of Internet Domain Names               11,861                  -             11,861

  Interest Expense                                    18,852                  -             34,370

  Depreciation and Amortization                       32,961                  -             74,546
                                              --------------     --------------    ---------------
         Total Costs and Expenses                    638,489             10,584          6,677,516
                                              --------------     --------------    ---------------
Net Loss                                      $     (638,489)    $      (10,584)       $(6,677,516)
                                              ==============     ==============    ===============

Earnings Per Common Share - Basic:

  Weighted Average Common Shares Outstanding       9,242,931            10,000
                                              ==============     ==============

  Net Loss Per Common Share - Basic           $         (.07)    $       (1.06)
                                              ==============     ==============



The accompanying notes are an integral part of the financial statements.

                       POLITICS.COM, INC. AND SUBSIDIARY
                       ---------------------------------

                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                   (Unaudited)

                                                                For The Period     For The Period
                                                                March 23, 1999     March 23, 1999
                                              Quarter Ended     (Inception) To     (Inception) To
                                              March 31, 2000    March 31, 1999     March 31, 2000
                                              --------------    ---------------    ---------------

Cash Flows from Operating Activities:
  Net Loss                                    $     (638,489)   $      (10,584)        $(6,677,516)
  Adjustment to Reconcile Net Loss to Net
    Cash Used by Operating Activities:
      Depreciation and Amortization                   32,961                 -              74,546
      Stock Based Compensation                             -                 -           3,989,456
      Loss on Sale of Internet Domain Names           11,861                 -              11,861
      Changes in Operating Assets and
       Liabilities:
      (Increase) Decrease in Prepaid Expenses          1,900                 -              (4,000)

      Increase in Security Deposits                        -                 -             (35,000)
      Increase (Decrease) in Accounts Payable       (258,843)                -             742,227
                                              --------------     --------------    ---------------
         Net Cash Used by Operating
          Activities:                               (850,610)          (10,584)         (1,898,426)
                                              --------------     --------------    ---------------

Cash Flows from Investing Activities:
  Capital Expenditures                                     -                 -            (253,402)
  Purchase of Intangibles - Internet
   Domain Names                                      (15,000)                -            (221,000)

  Proceeds on Sale of Internet Domain Names           40,000                 -              40,000
  Net Assets Acquired in Reverse Acquisition               -                 -              65,666
                                              --------------     --------------    ---------------
         Net Cash Provided (Used) by
          Investing Activities                        25,000                 -            (368,736)
                                              --------------     --------------    ---------------

Cash Flows from Financing Activities:
  Capitalized Lease Obligations (Payments)           (11,317)                -             124,717
  Sale of Common Stock and Warrants -
    Private Offerings                                500,000                 -             923,000
  Expenses of Private Offerings                       (2,500)                -             (62,500)
  Proceeds of Borrowings from Related Party          350,846            10,484           1,265,344
  Sale of Common Stock - Related Party                     -                 -                 100
  Issuance of Note Payable - Related Party                 -                 -             151,000
                                              --------------     --------------    ---------------
         Net Cash Provided by Financing
           Activities                                837,029            10,584           2,401,661
                                              --------------     --------------    ---------------
Increase in Cash                                      11,419                 -                   -
Cash - Beginning of Period                           123,080                 -                   -
                                              --------------     --------------    ---------------
Cash - End of Period                          $      134,499     $           -     $       134,499
                                              ==============     ==============    ===============
Supplemental Disclosure of Cash Information:
  Cash Paid for Interest                      $            -     $           -     $             -
                                              ==============     ==============    ===============
  Cash Paid for Income Taxes                  $            -     $           -     $             -
                                              ==============     ==============    ===============
Non-Cash Financing Activities:
  Issuance of 6,990,000 Shares of Common
   Stock Upon Conversion of Indebtedness      $            -     $           -     $       144,000
                                              ==============     ==============    ===============
  Issuance of 3,333 Shares of Common Stock
    to Vendor                                 $            -     $           -     $        10,000
                                              ==============     ==============    ===============
  Issuance of 2,500 shares of common stock
    to purchase Internet Domain Name          $        7,500     $           -     $         7,500
                                              ==============     ==============    ===============

The accompanying notes are an integral part of the financial statements.

       POLITICS.COM, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE ENTERPRISE)
       ------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 2000
                                 --------------
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

                  In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

                  The results for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

NOTE 2 - NOTES AND LOANS PAYABLE - RELATED PARTIES

                  During the quarter ended March 31, 2000, the Company borrowed an aggregate of $350,846 from the Company's Chairman of the Board and other affiliates. These loans bear interest at 6% per annum and are payable on demand.

NOTE 3 - STOCKHOLDERS' DEFICIT

                  In March 2000 the Company sold 500,000 shares of its Common Stock and issued warrants to purchase 700,000 shares of its Common Stock, at an exercise price of $1.00 per share, for an aggregate purchase price of $500,000. The warrants expire five years from the date of grant. The subscription agreement between the Company and the investor provides, among other things, in the event that the Company in any non-public offering sells any Common Stock at a price per share, or any warrant with an exercise price per share, that is less than $1.00, then for no additional consideration, the Company shall immediately transfer to the investor that number of shares of Common Stock of the Company equal to the difference between (1) the number of shares which would have been subscribed for under the subscription agreement, inclusive of the shares underlying the warrant, at the lesser price per share of such subsequently sold securities and (2) the number of the shares subscribed to under the subscription agreement, inclusive of the shares underlying the warrant.

NOTE 4 - SALE OF INTERNET DOMAIN NAMES

                  In January 2000 the Company sold the internet domain names gop.com and gop.net to a third party.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion of our plan of operation for the next twelve
(12) months should be read in conjunction with our financial statements, any notes related thereto, and the other financial data included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed herein.

OVERVIEW

         Politics.com, Inc., a Delaware corporation, was incorporated on January 17, 1997, as Lone Oak, Inc. Lone Oak, Inc. is the successor-by-merger of B&E Securities Management, Inc., a Maryland corporation which was inactive from around 1971 until its merger with and into Lone Oak, Inc. in February 1997. Lone Oak, Inc. had no significant operations since its inception until July 1999. In April 1999, Lone Oak, Inc. sold its wholly-owned subsidiary, D&E Flight Simulators, Inc. for $5,000. In July 1999, Lone Oak, Inc. acquired all of the issued and outstanding common stock of Politics.com, a Nevada corporation ("Politics.com-Nevada"), in exchange for an aggregate of 7,000,000 shares of common stock of Lone Oak, Inc. Following the acquisition, the former stockholders of Politics.com-Nevada owned approximately 77.0% of the issued and outstanding common stock of Lone Oak, Inc. Accordingly, the transaction has been accounted for as a reverse acquisition, with Politics.com-Nevada being deemed the acquiror and Lone Oak, Inc. being deemed the acquired company. On July 27, 1999, Lone Oak, Inc. changed its name to Politics.com, Inc.

         Since Lone Oak, Inc. had no significant operations prior to the acquisition of Politics.com-Nevada, we believe that the operations of Lone Oak, Inc. prior to the acquisition of Politics.com-Nevada are not material or relevant to an analysis of Politics.com as it exists today.

PLAN OF OPERATION

         From inception to June 30, 1999, we received approximately $145,000 from Howard R. Baer, our Chairman, for the initial funding of Politics.com-Nevada. In addition, at June 30, 1999, we issued a promissory note, payable on demand, in the principal amount of $151,000, with an interest rate of 10% per annum, to Howard R. Baer as consideration for the purchase of the Internet domain names "elections.com," "gop.com" and "politics.com." From July 1, 1999 to December 31, 1999, we borrowed an aggregate of approximately $769,000 from Howard R. Baer, Carriage House Capital LLC (an affiliate of Howard R.
Baer), Kevin C. Baer and Northeast Investments (an affiliate of Kevin C. Baer). Of these advances, approximately $292,000 are evidenced by promissory notes that are payable on demand. Since January 1, 2000 through March 31, 2000, we have borrowed, in the aggregate, an additional amount equal to $350,846 from Howard
R. Baer, Carriage House Capital LLC and Kay Y. Park (Howard R. Baer's spouse). These borrowings are unsecured and bear interest at the rate of 6% per annum.

         Since July 1, 1999, we have raised an aggregate of $923,000 in private placements of our securities, of which $500,000 was raised during March 2000.

         In January 2000 we purchased the Internet domain name "gop.net" from a third party for $15,000 cash and 2,500 shares of our common stock. Subsequently, we sold the Internet domain names "gop.com" and "gop.net" to a third party for a purchase price of $40,000.

         Notwithstanding the funds we raised in the private placements, other borrowings and the sale of the domain names, we are currently experiencing a severe working capital deficiency and are incurring significant losses. As of March 31, 2000, our working capital deficiency was $1,904,632, which represents an increase of $82,632 from December 31, 1999. From inception (March 23, 1999) to March 31, 2000, we have incurred net losses of $6,677,516, including net losses of $638,516 for the current quarter. At this time, we are not generating any significant revenue, but are incurring substantial costs and expenses in connection with our business operations and the development of our Web site. Furthermore, we may recognize additional stock based compensation expense in the amount of $581,533 if and when outstanding stock options become vested. From inception to March 31, 2000, our operations and investing activities used $2,267,162. In addition, from inception to March 31, 2000, our financing activities generated $2,401,661, which includes indebtedness to related parties of $1,272,344, which we have used to pay our operating expenses.

         As of March 31, 2000, our cash balances were $134,499, and we had a working capital deficiency of $1,904,632, which includes indebtedness to related parties of $1,272,344. Based on current cash on hand, we need to raise additional funds within thirty days. We expect to remedy the working capital deficit by raising additional capital in the form of either debt or equity financings. We cannot assure you that we will raise sufficient funds to remedy the working capital deficit or fund our operations. If we are unable to raise sufficient capital to remedy the working capital deficit and fund our continuing operations, there will be a material adverse effect on our business and our ability to continue as a going concern.

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

         Our auditor's report indicates that certain factors raise substantial doubt about our ability to continue as a going concern. Our auditors issued a going concern opinion because we:

          -        have generated no revenues;
          -        have a severe working capital deficiency; and
          -        have significant net losses.

         Based upon our current budget and business planning, we believe that we will need approximately $3,000,000 of additional funding to continue our operations over the next twelve months and that we will need to raise or generate such amount during the next twelve months to eliminate our auditor's going concern opinion. Because we are a development stage company, however, we cannot assure you that we will be able to generate internally or raise sufficient funds to continue our operations, or that our accountant's will not issue another going concern opinion. To date, we have generated no revenue and have incurred substantial losses. Further, although we have raised $923,000 in private placements, we have since used substantially all of these funds in our operations. We have agreed to pay our Web site developer 25% of the proceeds of any offering of our securities until such time as our account with the Web site developer is current. As of March 31, 2000, we owe our Web site developer approximately $224,000. Our failure to raise sufficient additional funds, either through additional financing or continuing operations, will have a material adverse effect on our business and financial condition.

PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

DIVIDEND RESTRICTIONS.

         As previously discussed in Part I, Item 2 hereof (Management's Discussion and Analysis or Plan of Operation), we are currently experiencing a serve working capital deficiency and are incurring significant losses. As such we are unlikely to declare dividends for the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES.

         In January 2000, as part of the consideration for the purchase of the Internet domain name "gop.net," we issued 2,500 shares of our common stock to a single person, in reliance upon the exemption from registration contained in
Section 4(2) of the Securities Act of 1933, as amended.

         In March 2000, we sold 500,000 shares of common stock and a warrant to purchase up to an additional 700,000 shares of common stock, at an exercise price of $1.00 per share, for an aggregate purchase price of $500,000 to a single "accredited investor" (within the meaning of Rule 501 of the Securities Act of 1933, as amended), in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

         The facts we relied upon in making the determination that the foregoing transactions were exempt from registration were as follows; the securities were issued in a transaction not involving a public offering; were not offered or sold by means of a general solicitation or advertising; the investors were provided information about the issuer and given an opportunity to ask questions of and receive answers from management of the issuer; and the issuer took reasonable steps to ensure that the purchasers were not an "underwriter" within the meaning of Section 2(11) of the Securities Act of 1933. No underwriters or brokers were involved in either of the aforementioned transaction nor were any discounts or commissions paid.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT
NUMBER                  DESCRIPTION
-------                 ------------
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

10.14                   Subscription Agreement and Warrant between Schoemann Venture
                        Capital, LLC and Politics.com, Inc. dated March 22, 2000. *

27                      Financial Data Schedule.*

*    Filed herewith.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

***  Management Contract or Compensatory Plan or Arrangement.

(b)  Reports on Form 8-K

     We did not file any current reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

         In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                POLITICS.COM, INC.

DATE: MAY 12, 2000              BY:  /S/ HOWARD R. BAER
                                   ---------------------------------------
                                     HOWARD R. BAER
                                     PRESIDENT AND CHIEF OPERATING OFFICER