Form 10-Q
period 2000-06-30
POLITICS COM INC
filed 2000-08-14
CIK 1094231

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       or

[  ]     Transition report under Section 13 or 15(d) of the Exchange Act of 1934

         FOR THE TRANSITION PERIOD FROM__________________ TO____________________

         COMMISSION FILE NUMBER 0-27591

                               POLITICS.COM, INC.
                               ------------------
           (Name of Small Business Issuer as Specified in Its Charter)

              DELAWARE                                      33-0836078
-----------------------------------------           ----------------------------
     (State or Other Jurisdiction of                      (IRS Employer
     Incorporation or Organization)                     Identification No.)

 1100 NEW YORK AVENUE, NW, MEZZANINE                             20005
 -----------------------------------                             -----
      LEVEL, WASHINGTON, DC                                    (Zip Code)
      ---------------------
 (Address of Principal Executive Offices)

                                 (202) 737-2277
      --------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

  49,812,738 SHARES OF COMMON STOCK, PAR VALUE $0.00001, AS OF AUGUST 10, 2000
  ----------------------------------------------------------------------------
                                (Title of Class)

        Transitional Small Business Disclosure Format(check one): YES [ ] NO [X]

       POLITICS.COM, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE ENTERPRISE)

                                      INDEX

PART I   FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheet as of June 30, 2000 and December 31, 1999.

Consolidated Statement of Operations for the quarters ended June 30, 2000 and June 30, 1999, six months ended June 30, 2000, the period from March 23, 1999 (inception) to June 30, 1999, and for the period March 23, 1999 (inception) to June 30, 2000.

Consolidated Statement of Cash Flows for the six months ended June 30, 2000, the period from March 23, 1999 (inception) to June 30, 1999, and for the period March 23, 1999 (inception) to June 30, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II: OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       POLITICS.COM, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS


                                                                                     JUNE 30, 2000       DECEMBER 31, 1999

Current Assets:
  Cash                                                                              $      1,732            $    123,080
  Prepaid Expenses                                                                         1,000                   5,900
                                                                                    ------------            ------------
         Total Current Assets                                                              2,732                 128,980

Property and Equipment (Net of Accumulated Depreciation
  of $42,492 and $8,779)                                                                 220,910                 254,623

Intangibles - Internet Domain Names (Net of Accumulated
  Amortization of $54,528 and $32,806)                                                   113,722                 173,194

Security Deposit                                                                          35,000                  35,000
                                                                                    ------------            ------------

Total Assets                                                                        $    372,364            $    591,797
                                                                                    ============            ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current Liabilities:
  Accounts Payable                                                                  $    915,451            $  1,001,070
  Capitalized Lease Obligations                                                           47,600                  28,560
  Notes and Loans Payable - Related Parties                                            1,417,344                 921,498
                                                                                    ------------            ------------

         Total Current Liabilities                                                     2,380,395               1,951,128

Capitalized Lease Obligations - Net of Current Portion                                    75,917                 107,474
                                                                                    ------------            ------------

         Total Liabilities                                                             2,456,312               2,058,602
                                                                                    ------------            ------------

Commitments and Contingencies

Stockholders' Deficit:
  Preferred Stock, $.00001 Par Value; 20,000,000 Shares
    Authorized, None Issued                                                                    -                       -
  Common Stock, $.00001 Par Value; 50,000,000 Shares
    Authorized, 10,588,308 and 9,235,808 Shares Issued and Outstanding                       106                      92
  Additional Paid-In Capital                                                           6,339,899               9,156,788
  Deficit Accumulated in the Development Stage                                        (7,925,858)             (6,039,027)
  Deferred Compensation                                                               (  498,095)             (4,584,658)

         Total Stockholders' Deficit                                                  (2,083,948)             (1,466,805)
                                                                                    ------------            ------------

Total Liabilities and Stockholders' Deficit                                         $    372,364            $    591,797
                                                                                    ============            ============

The accompanying notes are an integral part of the financial statements.

       POLITICS.COM, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                                                                  FOR THE PERIOD    FOR THE PERIOD
                                                                                                  --------------    --------------
                                                       THREE MONTHS ENDED         SIX MONTHS      MARCH 23, 1999    MARCH 23, 1999
                                               -----------------------------    ---------------   --------------    --------------
                                                             JUNE 30,                ENDED        (INCEPTION) TO    (INCEPTION) TO
                                               -----------------------------    ---------------   --------------    --------------
                                                      2000             1999       JUNE 30, 2000   JUNE 30, 1999     JUNE 30, 2000
                                               -----------------------------    ---------------   --------------    --------------

Revenues                                        $        3,604    $        -     $        3,604       $        -    $        3,604
                                                --------------    ----------     --------------    -------------    --------------

Costs and Expenses:

  Selling, General and Administrative Expenses       1,105,330        97,139          1,579,729          107,723         6,712,089

  Website Development Costs                             94,795        17,000            195,211           17,000         1,044,775

  Loss on Sale of Internet Domain Names                      -             -             11,861                -            11,861

  Interest Expense                                      20,958             -             39,810                -            55,328

  Depreciation and Amortization                         30,863             -             63,824                -           105,409
                                                --------------    ----------     --------------    -------------    --------------

         Total Costs and Expenses                    1,251,946       114,139          1,890,435          124,723         7,929,462
                                                --------------    ----------     --------------    -------------    --------------

Net Loss                                           $(1,248,342)    $(114,139)       $(1,886,831)       $(124,723)      $(7,925,858)
                                                ===============   ===========    ===============   ==============    ==============

Earnings Per Common Share - Basic:

  Weighted Average Common Shares Outstanding         9,794,352        86,813          9,529,730           79,800
                                                ===============   ===========    ===============   ==============

  Net Loss Per Common Share - Basic            $(          .13)  $(     1.31)      $(       .20)     $(     1.56)
                                                ===============  ============    ===============   ==============



The accompanying notes are an integral part of the financial statements.

       POLITICS.COM, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                                                FOR THE PERIOD            FOR THE PERIOD
                                                                                -----------------         ---------------
                                                                                MARCH 23, 1999             MARCH 23, 1999
                                                                                --------------             --------------
                                                    SIX MONTHS ENDED            (INCEPTION) TO            (INCEPTION) TO
                                                    ----------------            --------------             --------------
                                                      JUNE 30, 2000              JUNE 30, 1999             JUNE 30, 2000
                                                    ----------------            --------------             --------------

Cash Flows from Operating Activities:
  Net Loss                                             $(1,886,831)               $(   124,723)              $(7,925,858)
  Adjustment to Reconcile Net Loss to Net Cash
    Used by Operating Activities:
      Depreciation and Amortization                         63,824                           -                   105,409
      Stock Based Compensation                             570,338                           -                 4,559,794
      Stock Issued for Services & Other Consideration      193,750                           -                   193,750
      Loss on Sale of Internet Domain Names                 11,861                           -                    11,861
      Changes in Operating Assets and Liabilities:
      (Increase) Decrease in Prepaid Expenses                4,900                (     15,000)            (       1,000)

      Increase in Security Deposits                              -                           -              (     35,000)
      Increase (Decrease) in Accounts Payable              (85,619)                     16,227                   915,451
                                                           -------                      ------              -------------
         Net Cash Used by Operating Activities:         (1,127,777)                   (123,496)               (2,175,593)
                                                         ----------                   ---------              ------------

Cash Flows from Investing Activities:
  Capital Expenditures                                           -                           -                (   253,402)
  Purchase of Intan - Internet Domain Names           (     15,000)                  ( 151,000)               (   221,000)

  Deposits Paid                                                  -                (     18,333)                         -
  Proceeds on Sale of Internet Domain Names                 40,000                           -                     40,000
  Net Assets Acquired in Reverse Acquisition                     -                           -                     65,666
                                                      ------------               -------------              --------------
         Net Cash Provided (Used) by Investing
           Activities                                       25,000                 (   169,333)              (    368,736)
                                                      ------------               -------------              --------------

Cash Flows from Financing Activities:
  Capitalized Lease Obligations (Payments)               (  12,517)                          -                    123,517
  Sale of Common Stock - Private Offerings                 500,000                           -                    923,000
  Expenses of Private Offerings                         (    2,500)                          -               (     62,500)
  Proceeds of Borrowings from Related Parties             495,846                      144,786                  1,410,344
  Sale of Common Stock - Related Parties                        -                            -                        100
  Exercise of Stock Options                                   600                            -                        600
  Issuance of Note Payable - Related Party                      -                      151,000                    151,000
                                                      ------------               -------------              --------------
        Net Cash Provided by Financing Activities         981,429                      295,886                  2,546,061
                                                      ------------               -------------              --------------

Increase in Cash                                      (   121,348)                       3,057                      1,732
Cash - Beginning of Period                                123,080                            -                          -
                                                      ------------               -------------              --------------
Cash - End of Period                               $        1,732                 $      3,057              $       1,732
                                                      ============               =============              ==============

Supplemental Disclosure of Cash Information:

  Cash Paid for Interest                           $            -                 $          -              $            -
                                                      ============               =============              ==============
  Cash Paid for Income Taxes                       $            -                 $          -              $            -
                                                      ============               =============              ==============
Non-Cash Financing Activities:
  Issuance of 6,990,000 Shares of Common Stock

    Upon Conversion of Indebtedness                  $          -                 $    144,000              $     144,000
                                                      ============               =============              ==============
  Issuance of 3,333 Shares of Common Stock

    to Vendor                                        $          -                 $          -              $      10,000
                                                      ============               =============              ==============
  Issuance of 2,500 shares of common stock
    to purchase Internet Domain Name                 $      7,500               $          -                $       7,500
                                                      ============               =============              ==============


The accompanying notes are an integral part of the financial statements.

       POLITICS.COM, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)

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

NOTE 2 -          NOTES AND LOANS PAYABLE - RELATED PARTIES

                  During the six months ended June 30, 2000, the Company borrowed an aggregate of $495,846 from the Company's Chairman of the Board and other affiliates. These loans bear interest at 6% per annum and are payable on demand.

NOTE 3 -          STOCKHOLDERS' DEFICIT

                  Pursuant to a subscription agreement dated March 22, 2000, as amended in July, 2000 (the "Subscription Agreement"), the Company sold 500,000 shares of its Common Stock and issued a warrant to purchase 700,000 shares of its Common Stock, at an exercise price of $1.00 per share, for an aggregate purchase price of $500,000. The warrants expire five years from the date of grant. The Subscription Agreement provides, among other things, in the event that the Company in any non-public offering sells any Common Stock at a price per share, or any warrant with an exercise price per share, that is less than $.50, then for no additional consideration, the Company shall immediately transfer to the investor that number of shares of Common Stock of the Company equal to the difference between (1) the number of shares which would have been subscribed for under the subscription agreement, inclusive of the shares underlying the warrant, at the lesser price per share of such subsequently sold securities and (2) the number of the shares subscribed to under the subscription agreement, inclusive of the shares underlying the warrant.

                  In June 2000, the Company issued 200,000 shares of common stock pursuant to the terms of the Subscription Agreement which provided for the issuance of such shares in the event that the Company did not have a registration statement effective by June 22, 2000 with respect to the shares and warrant shares issued in the private placement pursuant to the Subscription Agreement. In connection with the issuance, the Company recognized a charge of $162,500.

                  Effective June 8, 2000, the Company adopted its 2000 Non-Qualified Stock Option Plan (the "2000 Plan"). Under the 2000 Plan, non-qualified stock options to purchase shares of the Company's common stock may be granted to key employees and other persons. A total of 2,500,000 shares have been reserved for issuance under the 2000 Plan.

                  During June 2000, the Company granted non-qualified stock options under the 2000 Plan to purchase an aggregate of 600,000 shares of common stock at an exercise price of $.001 per share in consideration of services rendered. In connection with this grant, the Company recognized a stock based compensation charge of $486,900. The stock option was exercised in June 2000 and the Company issued 600,000 shares of common stock.

NOTE 4 -          SALE OF INTERNET DOMAIN NAMES

                  In January 2000 the Company sold the internet domain names gop.com and gop.net to a third party.

NOTE 5 -          SUBSEQUENT EVENTS

                  On July 17, 2000, the Company granted non-qualified stock options under the 2000 Plan to purchase 170,000 shares of common stock with an exercise price of $.01 per share, in consideration of services rendered to the Company. The stock option was exercised in July 2000 and the Company issued 170,000 shares of common stock.

                  On July 26, 2000, the Company issued 40,100,000 shares of its common stock, $0.00001 par value per share, to Medinex Systems, Inc., a Delaware corporation formerly known as Netivation.com, Inc. ("Medinex"), representing the amount of consideration specified in the Asset Purchase Agreement between the Company and Medinex dated July 14, 2000, in exchange for the transfer to the Company of all of the issued and outstanding capital stock of Raintree Communications Corporation, Public Disclosure, Inc., Net.Capitol, Inc., and U.S. Congress Handbook, Inc., along with certain other politically-related assets (the "Acquisition"). The shares issued to Medinex are "restricted securities" (within the meaning of Rule 144 under the Securities Act of 1933, as amended) and are subject to a six (6) month contractual restriction on transfer. In connection with the Acquisition, Howard R. Baer and Kevin C. Baer (and their affiliates), (i) cancelled in the aggregate approximately $1,400,000 of indebtedness owed to them by the Company and (ii) surrendered to the Company an aggregate of 1,166,307 shares of the Company's common stock, $0.00001 par value per share.

                  Immediately prior to the Acquisition, the Company was controlled by Howard R. Baer and Kevin C. Baer. As a result of the Acquisition, Medinex gained control of the Company by acquiring 40,100,000 shares of the Company's common stock, $0.00001 par value per share, which represents just more than 80% of the issued and outstanding capital stock of the Company. The determination of the number of shares of the Company's common stock, $0.00001 par value per share, issued to Medinex in connection with the Acquisition was the result of arm's-length negotiations between the Company and Medinex, based upon the Company's and Medinex's evaluation of the fair market value of the acquired assets.

                  The physical assets acquired by the Company were used by Medinex in connection with its Internet politics and public policy business, which includes content, products and services designed for candidates for political office, voters, political organizations, political action committees and lobbyists. The Company intends to continue such use of the physical assets acquired.

                  As part of the Acquisition, Howard R. Baer and Kevin C. Baer have resigned from their positions as officers and directors of the Company, the size of the Board of Directors has been reduced from five (5) to three (3) members, and Anthony J. Paquin and Glen Hughlette have been appointed as directors until the next annual meeting of the stockholders of the Company. Glen Hughlette has additionally been elected to serve as CEO, president, secretary and treasurer of the Company. The Company plans to expand the size of its Board of Directors to seven (7), and the Board of Directors will elect the four (4) persons nominated by Howard R. Baer, Anthony J. Paquin , and Glen Hughlette to fill the resulting vacancies.

                  In July 2000, the Company sold the Internet domain name "Elections.com" for $100,000 in cash.

                  In July 2000, Howard R. Baer assumed all of the Company's obligations under certain outstanding options to issue up to an aggregate of 419,000 shares of the Company's common stock.

                  In July 2000, the Company issued an aggregate of 119,725 shares of common stock in consideration of the cancellation of outstanding options to purchase an aggregate of 812,925 shares of common stock.

                  In July 2000, the Company amended the Subscription Agreement referred to in Note 3 to the financial statements included with this report to, among other things, terminate outstanding warrants to purchase 700,000 shares of the Company's common stock.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion of our plan of operation for the next twelve
(12) months should be read in conjunction with our financial statements, any notes related thereto, and the other financial data included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors discussed herein. The terms "we," "our," or the "Company" as used hereafter shall refer to Politics.com, Inc., a Delaware corporation and its wholly-owned subsidiary, Politics.com, Inc., a Nevada corporation.

OVERVIEW AND RECENT DEVELOPMENTS

         Politics.com, Inc., a Delaware corporation, was incorporated on January 17, 1997, as Lone Oak, Inc. Lone Oak, Inc. is the successor-by-merger of B&E Securities Management, Inc., a Maryland corporation which was inactive from around 1971 until its merger with and into Lone Oak, Inc. in February 1997. Lone Oak, Inc. had no significant operations since its inception until July 1999. In April 1999, Lone Oak, Inc. sold its wholly-owned subsidiary, D&E Flight Simulators, Inc. for $5,000. In July 1999, Lone Oak, Inc. acquired all of the issued and outstanding common stock of Politics.com, a Nevada corporation ("Politics.com-Nevada"), in exchange for an aggregate of 7,000,000 shares of common stock of Lone Oak, Inc. Following the acquisition, the former stockholders of Politics.com-Nevada owned approximately 77% of the issued and outstanding common stock of Lone Oak, Inc. Accordingly, the transaction was accounted for as a reverse acquisition, with Politics.com-Nevada being deemed the acquiror and Lone Oak, Inc. being deemed the acquired company. On July 27, 1999, Lone Oak, Inc. changed its name to Politics.com, Inc.

         Since Lone Oak, Inc. had no significant operations prior to the acquisition of Politics.com-Nevada, we believe that the operations of Lone Oak, Inc. prior to the acquisition of Politics.com-Nevada are not material or relevant to an analysis of the Company as it exists today.

         In July 2000, we acquired from Medinex Systems, Inc., a Delaware corporation formerly known as Netivation.com, Inc. ("Medinex"), all of the issued and outstanding capital stock of Raintree Communications Corporation, Public Disclosure, Inc., Net.Capitol, Inc., and U.S. Congress Handbook, Inc., along with certain other political-related assets in exchange for an aggregate of 40,100,000 shares of our common stock, $0.00001 par value per share. Following the acquisition, Medinex owned just more than 80% of our issued and outstanding capital stock.

         In connection with the Medinex transaction, Howard R. Baer and Kevin C. Baer have resigned from their positions as officers and directors of the Company, the size of the Board of Directors has been reduced from five (5) to three (3) members, and Anthony J. Paquin and Glen Hughlette have been appointed as directors until the next annual meeting of the stockholders of the Company. Glen Hughlette has additionally been elected to serve as CEO, president, secretary and treasurer of the Company. The Company plans to expand the size of its Board of Directors to seven (7), and the Board of Directors will elect the four (4) persons nominated by Howard R. Baer, Anthony J. Paquin , and Glen Hughlette to fill the resulting vacancies. In addition, Howard R. Baer and Kevin
C. Baer (and their affiliates), (i) cancelled in the aggregate approximately $1,400,000 of indebtedness owed to them by the Company and (ii) surrendered to the Company an aggregate of 1,166,307 shares of our common stock, $0.00001 par value per share.

         The physical assets we acquired as part of the Medinex transaction were used by Medinex in connection with its Internet politics and public policy business, which includes content, products and services designed for candidates for political office, voters, political organizations, politic action committees and lobbyists. We intend to continue such use of the physical assets acquired.

PLAN OF OPERATION

         From inception to June 30, 2000, we received approximately $145,000 from Howard R. Baer, our former Chairman, for the initial funding of Politics.com-Nevada. In addition, at June 30, 1999, we issued a promissory note, payable on demand, in the principal amount of $151,000, with an interest rate of 10% per annum, to Howard R. Baer as consideration for the purchase of the Internet domain names "elections.com," "gop.com" and "politics.com." From July 1, 1999 to December 31, 1999, we borrowed an aggregate of approximately $769,000 from Howard R.

Baer, Carriage House Capital LLC (an affiliate of Howard R. Baer), Kevin C. Baer and Northeast Investments (an affiliate of Kevin C. Baer). Of these advances, approximately $292,000 were evidenced by promissory notes that were payable on demand. Since January 1, 2000 through June 30, 2000, we have borrowed, in the aggregate, an additional amount equal to $495,846 from Howard R. Baer, Carriage House Capital LLC and Kae Y. Park (Howard R. Baer's spouse). These borrowings were unsecured and bear interest at the rate of 6% per annum. In connection with the closing of the Medinex transaction, Howard R. Baer, Carriage House Capital LLC, Kevin C. Baer, Northeast Investments and Kae Y. Park cancelled all of the foregoing indebtedness of the Company owing to them, except for $100,000 owing to Howard R. Baer.

         Since July 1, 1999, we have raised an aggregate of $923,000 in private placements.

         Notwithstanding the consummation of the Medinex transaction and the funds we raised in the private placements, we are currently experiencing a severe working capital deficiency and are incurring significant losses and negative cash flow. As of June 30, 2000, our working capital deficiency was approximately $2,400,000, which represents an increase of approximately $578,000 from December 31, 1999. After giving effect to the cancellation of indebtedness in the amount of approximately $1,400,000 as described above, our working capital deficiency would have been approximately $950,000. During the six months ended June 30, 2000, we incurred net losses of approximately $1,900,000, including net losses of $1,200,000 for the current quarter. At this time, we are not generating any significant revenue, but are incurring substantial costs and expenses in connection with our business operations. From December 31, 1999 to June 30, 2000, our operations used approximately $1,100,000. From December 31, 1999 to June 30, 2000, our financing activities generated approximately $1,000,000, which includes indebtedness to related parties of approximately $500,000, which we have used to pay our operating expenses.

         As of June 30, 2000, our cash balances were approximately $2,000, and, as noted above, we had a working capital deficiency of $2,400,000 (approximately $950,000 after giving effect to the cancellation of indebtedness referred to above). Based on current cash on hand, we need to raise additional funds immediately. We expect to remedy the working capital deficit by raising additional capital in the form of either debt or equity financings. We cannot assure you that we will raise sufficient funds to remedy the working capital deficit or fund our operations. If we are unable to raise sufficient capital to remedy the working capital deficit and fund our continuing operations, there will be a material adverse effect on our business and our ability to continue as a going concern.

         As of June 30, 2000, we do not intend to make significant capital expenditures during the next twelve (12) months. We do, however, have commitments to spend approximately $110,000 per year for each of the next three years for our office space in New York. We also anticipate that we will expend approximately $260,000 for Web site development over the next twelve months. During the next twelve months we do not expect there to be any significant change in the number of our employees, other than in connection with the Medinex transaction.

         Our auditor's report for the year ended December 31, 1999 indicates that certain factors raise substantial doubt about our ability to continue as a going concern. Our auditors issued a going concern opinion because we:

         -  have generated no revenues;

         -  have a severe working capital deficiency; and

         -  have significant net losses.

         Based upon our current budget and business planning, we believe that we will need to raise additional capital to continue our operations over the next twelve months and that we will need to raise or generate such amount during the next twelve months to eliminate our auditor's going concern opinion. Because we are a development stage company, however, we cannot assure you that we will be able to generate internally or raise sufficient funds to continue our operations, or that our accountant's will not issue another going concern opinion. To date, we have generated minimal revenue and have incurred substantial losses. Further, although we have raised approximately $900,000 in private placements, we have since used substantially all of these funds in our operations. We have agreed to pay our Web site developer 25% of the proceeds of any offering of our securities until such time as our account with the Web site developer is current. As of June 30, 2000, we owe our Web site developer approximately $276,000. Our failure to raise sufficient additional funds, either through additional financing or continuing operations, may have a material adverse effect on our business and financial condition.

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

RECENT SALES OF UNREGISTERED SECURITIES.

         As discussed above, in July 2000, we issued 40,100,000 shares of our common stock, $0.00001 par value per share, to Medinex in exchange for all of the issued and outstanding capital stock of Raintree Communications Corporation, Public Disclosure, Inc., Net.Capitol, Inc., and U.S. Congress Handbook, Inc., along with certain other political-related assets. The transaction was exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act"), pursuant to Rule 506 of Regulation D thereunder and/or Section 4(2) of the Act.

         In June 2000, we issued 50,000 shares of our common stock to a third party in consideration of services rendered. On June 23, 2000 we issued 200,000 shares of our common stock to a third party as compensation for our not having a registration statement effective under the Act with respect to certain shares sold to such party in a private offering.

         Except as otherwise specified, the foregoing sales were exempt from the registration provisions of the Act pursuant to Section 4(2) of the Act. The facts we relied upon in making the determination that the foregoing transactions were exempt from registration were as follows: the securities were not offered or sold by means of a general solicitation or advertising; in each case there was a limited number of investors; the investors were provided information about the issuer and given an opportunity to ask questions of and receive answers from management of the issuer; and the issuer took reasonable steps to ensure that the purchasers were not an "underwriter" within the meaning of Section 2(11) of the Securities Act of 1933. No underwriters or brokers were involved in any of the aforementioned transaction nor were any discounts or commissions paid.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         A Special Meeting in Lieu of an Annual Meeting of the stockholders of the Company was held on June 15, 2000. At such Special Meeting, the stockholders of the Company elected four directors to serve on the Board of Directors of the Company until the next Annual Meeting of Stockholders. The names of the four directors and the votes cast were as follows:



               -------------------------- ---------------- --------------------- -------------------------------
               DIRECTOR'S                                         VOTES
               NAME
               -------------------------- ---------------- --------------------- -------------------------------
                                                FOR              Against           Abstained/broker non-votes
               -------------------------- ---------------- --------------------- -------------------------------
               Howard R. Baer                7,890,255              0                        1,000
               -------------------------- ---------------- --------------------- -------------------------------
               Kevin C. Baer                 7,890,255              0                        1,000
               -------------------------- ---------------- --------------------- -------------------------------
               Burt Alimansky                7,890,255              0                        1,000
               -------------------------- ---------------- --------------------- -------------------------------
               Brian Wadsworth               7,890,255              0                        1,000
               -------------------------- ---------------- --------------------- -------------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
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

10.10                   1999 Advisory Council Stock Option Plan, filed as
                        Exhibit 6.10 to the Company's Amended Form 10.**

10.11 Form of Advisory Council Engagement and Option Agreement, filed as Exhibit 6.11 to the Company's Amended Form 10.**

10.12 Services Agreement between Touchscreen Media Group and Politics.com, Inc. dated October 29, 1999, as supplemented on December 2, 1999, filed as Exhibit 6.12 to the Company's Amended Form 10.**

10.13 Individual Limited Guaranty by Howard R. Baer in favor of Touchscreen Media Group dated December 2, 1999, filed as Exhibit 6.13 to the Company's Amended Form 10.**

10.14                   2000 Non-Qualified Stock Option Plan of the Company*

10.15 Subscription Agreement and Warrant between Schoemann Venture Capital, LLC and Politics.com, Inc. dated March 22, 2000, as amended by that certain Letter Agreement dated July 17, 2000.*

10.16 Asset Purchase Agreement between Politics.com, Inc. and Medinex Systems, Inc. dated July 26, 2000, filed as
                        Exhibit 2 to the Company's Form 8-K filed on August 10, 2000.**

27                      Financial Data Schedule.*

-------------------------------------------------------------------------------


*    Filed herewith.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

***  Management Contract or Compensatory Plan or Arrangement.

(b)  Reports on Form 8-K

     8-K filed on August 10, 2000 with respect to the Medinex transaction.

                                   SIGNATURES

         In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          POLITICS.COM, INC.

DATE: AUGUST 14, 2000                     BY:/s/ Glen Hughlette
                                             -----------------------------------
                                               GLEN HUGHLETTE
                                               PRESIDENT