Form 10QSB
period 2000-09-30
POLITICS COM INC
filed 2000-11-14
CIK 1094231

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       or
[ ]  Transition report under Section 13 or 15(d) of the Exchange Act of 1934

    FOR THE TRANSITION PERIOD FROM TO_________________ TO ___________________

                         COMMISSION FILE NUMBER 0-27591

                               POLITICS.COM, INC.
           (Name of Small Business Issuer as Specified in Its Charter)

                 DELAWARE                                     33-0836078
     -------------------------------                          ----------
     (State or Other Jurisdiction of                         (IRS Employer
     Incorporation or Organization)                       Identification No.)

     2530 S. RURAL ROAD, TEMPE, AZ                              85282
     -----------------------------                              -----
(Address of Principal Executive Offices)                      (Zip Code)

                                 (602) 731-9100
               --------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

  11,049,045 shares of Common Stock, par value $0.00001, as of November 9, 2000
  -----------------------------------------------------------------------------
                                (Title of Class)

    Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

       POLITICS.COM, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE ENTERPRISE)

                                      INDEX

PART I   FINANCIAL INFORMATION:

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheet as of September 30, 2000.

Consolidated Statement of Operations for the quarters ended September 30, 2000 and September 30, 1999, and for the nine months ended September 30, 2000, the period from March 23, 1999 (inception) to September 30, 1999, and for the period March 23, 1999 (inception) to September 30, 2000.

Consolidated Statement of Cash Flows for the nine months ended September 30, 2000, and for the period from March 23, 1999 (inception) to September 30, 1999, and for the period March 23, 1999 (inception) to September 30, 2000.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PART II: OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       POLITICS.COM, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (Unaudited)



                                     ASSETS
Current Assets:
  Cash                                                             $       700
                                                                   -----------
         Total Current Assets                                              700

Property and Equipment (Net of Accumulated Depreciation
  of $28,014)                                                          124,798

Intangibles - Internet Domain Names (Net of Accumulated
  Amortization of $52,819)                                              77,681

Security Deposit                                                        35,000
                                                                   -----------
Total Assets                                                       $   238,179
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                                 $   924,659
  Capitalized Lease Obligations                                         47,600
  Notes and Loans Payable - Related Parties                          1,362,344
                                                                   -----------

         Total Current Liabilities                                   2,334,603

Capitalized Lease Obligations - Net of Current Portion                  69,393
                                                                   -----------
         Total Liabilities                                           2,403,996
                                                                   -----------
Commitments and Contingencies

Stockholders' Deficit:
  Preferred Stock, $.00001 Par Value; 20,000,000 Shares
    Authorized, None Issued                                                 --
  Common Stock, $.00001 Par Value; 50,000,000 Shares
    Authorized, 10,949,033 Shares Issued and Outstanding                   110
  Additional Paid-In Capital                                         6,514,393
  Deficit Accumulated in the Development Stage                      (8,680,320)
                                                                   -----------
         Total Stockholders' Deficit                                (2,165,817)
                                                                   -----------
Total Liabilities and Stockholders' Deficit                        $   238,179
                                                                   ===========

    The accompanying notes are an integral part of the financial statements.

       POLITICS.COM, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                           For the Period       For the Period
                                          Three Months Ended          Nine  Months         March 23, 1999       March 23, 1999
                                             September 30,                Ended            (Inception) to      (Inception) to
                                       2000               1999      September  30, 2000   September 30, 1999  September 30, 2000
                                  ------------       ------------   -------------------   ------------------  ------------------
Revenues                          $      2,075       $         --       $      5,679         $         --       $     5,679
                                  ------------       ------------       ------------         ------------       -----------
Costs and Expenses:

  Selling, General and
    Administrative Expenses            701,953          3,853,911          2,281,682           3,961,634          7,414,042

  Website Development Costs                 --            528,354            195,211             545,354          1,044,775

  Gain on Sale of Internet
    Domain Names                       (74,834)                --            (62,973)                 --            (62,973)

  Interest Expense                      22,431              6,220             62,241               6,220             77,759

Loss on Abandonment                     79,256                 --             79,256                  --             79,256

  Depreciation and Amortization         27,731             15,639             91,555              15,639            133,140
                                  ------------       ------------       ------------        ------------       ------------

      Total Costs and Expenses         756,537          4,404,124          2,646,972           4,528,847          8,685,999
                                  ------------       ------------       ------------        ------------       ------------

Net Loss                          $   (754,462)      $ (4,404,124)      $ (2,641,293)       $ (4,528,847)      $ (8,680,320)
                                  ============       ============       ============        ============       ============
Earnings Per Common Share -
  Basic:

  Weighted Average Common
    Shares Outstanding              10,878,006          8,500,901          9,984,094          4,067,663
                                  ============       ============       ============       ============
  Net Loss Per Common Share -
    Basic                         $       (.07)      $       (.52)      $       (.26)      $      (1.11)
                                  ============       ============       ============       ============

    The accompanying notes are an integral part of the financial statements.

       POLITICS.COM, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                     For the Period      For the Period
                                                                                     March 23, 1999      March 23, 1999
                                                             Nine Months Ended       (Inception) to      (Inception) to
                                                            September 30, 2000     September 30, 1999  September 30, 2000
                                                            ------------------     ------------------  ------------------
Cash Flows from Operating Activities:
  Net Loss                                                     $(2,641,293)           $(4,528,847)       $(8,680,320)
  Adjustment to Reconcile Net Loss to Net Cash
    Used by Operating Activities:
      Depreciation and Amortization                                 91,555                 15,639            133,140
      Stock Based Compensation                                     884,813              3,435,675          4,874,269
      Stock Issued for Services and Other Consideration            337,111                     --            337,111
      Loss on Abandonment of Property and Equipment                 79,256                     --             79,256
      Gain on Sale of Internet Domain Names                        (62,973)                    --            (62,973)
      Changes in Operating Assets and Liabilities:
      (Increase) Decrease in Prepaid Expenses                        5,900                 (8,409)                --
      Increase in Security Deposits                                     --                (35,000)           (35,000)
      Increase (Decrease) in Accounts Payable                      (76,411)               619,236            924,659
                                                               -----------            -----------        -----------
         Net Cash Used by Operating Activities:                 (1,382,042)              (501,706)        (2,429,858)
                                                               -----------            -----------        -----------
Cash Flows from Investing Activities:
  Capital Expenditures                                                  --                     --           (253,402)
  Purchase of Intangibles - Internet Domain Names                  (15,000)              (206,000)          (221,000)
  Deposits Paid                                                         --                     --                 --
  Proceeds on Sale of Internet Domain Names                        140,000                     --            140,000
  Net Assets Acquired in Reverse Acquisition                            --                 65,666             65,666
                                                               -----------            -----------        -----------
         Net Cash Provided (Used) by Investing
            Activities                                             125,000               (140,334)          (268,736)
                                                               -----------            -----------        -----------
Cash Flows from Financing Activities:
  Capitalized Lease Obligations (Payments)                         (19,041)                    --            116,993
  Sale of Common Stock - Private Offerings                         500,000                136,500            923,000
  Expenses of Private Offerings                                     (2,500)               (60,000)           (62,500)
  Proceeds of Borrowings from Related Parties                      532,846                434,786          1,447,344
  Payments on Borrowings from Related Parties                      (92,000)                    --            (92,000)
  Sale of Common Stock - Related Parties                                --                    100                100
  Exercise of Stock Options                                          3,000                     --              3,000
  Proceeds of Contributed Capital                                  212,357                     --            212,357
  Issuance of Note Payable - Related Party                              --                151,000            151,000
                                                               -----------            -----------         ----------
         Net Cash Provided by Financing Activities               1,134,662                662,386          2,699,294
                                                               -----------            -----------         ----------
Increase (Decrease) in Cash                                       (121,380)                20,346                700
Cash - Beginning of Period                                         123,080                     --                 --
                                                               -----------            -----------         ----------
Cash - End of Period                                           $       700            $    20,346         $      700
                                                               ===========            ===========         ==========

The accompanying notes are an integral part of the financial statements.

       POLITICS.COM, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)



                                                                                   For the Period        For the Period
                                                                                   March 23, 1999        March 23, 1999
                                                         Nine Months Ended         (Inception) to        (Inception) to
                                                         September 30, 2000      September 30, 1999     September 30, 2000
                                                         ------------------      ------------------     ------------------
Supplemental Disclosure of Cash Information:
  Cash Paid for Interest                                    $       --                $       --            $       --
                                                            ==========                ==========            ==========

  Cash Paid for Income Taxes                                $       --                $       --            $       --
                                                            ==========                ==========            ==========
Non-Cash Financing Activities:
  Issuance of 6,990,000 Shares of Common Stock
    Upon Conversion of Indebtedness                         $       --                 $ 144,000            $  144,000
                                                            ==========                 =========            ==========
  Issuance of 3,333 Shares of Common Stock
    to Vendor                                               $       --                 $      --            $   10,000
                                                            ==========                 =========            ==========
  Issuance of 2,500 shares of common stock
    to purchase Internet Domain Name                        $    7,500                 $      --            $    7,000
                                                            ==========                 =========            ==========
Reduction of Deferred Compensation pursuant to
  termination or cancellation of unvested warrants
  and options                                               $4,501,220                 $      --            $4,501,220
                                                            ==========                  ========            ==========


The accompanying notes are an integral part of the financial statements.

       POLITICS.COM, INC. AND SUBSIDIARY (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

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

NOTE 2 - Notes and Loans Payable - Related Parties

         During the nine months ended September 30, 2000, the Company borrowed an aggregate of $532,846 from the Company's Chairman of the Board and other affiliates. These loans bear interest at 6% per annum and are payable on demand. In addition, during the quarter ended September 30, 2000, the Company repaid $92,000 of these loans.

NOTE 3 - Stockholders' Deficit

         In March 2000 the Company sold 500,000 shares of its Common Stock and issued a warrant to purchase 700,000 shares of its Common Stock, at an exercise price of $1.00 per share, for an aggregate purchase price of $500,000. The warrants expire five years from the date of grant. The subscription agreement between the Company and the investor provides, among other things, in the event that the Company in any non-public offering sells any Common Stock at a price per share, or any warrant with an exercise price per share, that is less than $1.00, then for no additional consideration, the Company shall immediately transfer to the investor that number of shares of Common Stock of the Company equal to the difference between (1) the number of shares which would have been subscribed for under the subscription agreement, inclusive of the shares underlying the warrant, at the lesser price per share of such subsequently sold securities and (2) the number of the shares subscribed to under the subscription agreement, inclusive of the shares underlying the warrant. In July 2000, the subscription agreement was amended to, among other things, terminate the outstanding warrants to purchase 700,000 shares of Common Stock of the Company.

         In June 2000 the Company issued 200,000 shares of common stock pursuant to the terms of a subscription agreement that provided for the issuance of such shares in the event that the Company did not have a registration statement effective by June 22, 2000 with respect to the shares and Warrant shares issued in the private placement. In connection with the issuance, the Company recognized a charge of $162,500.

       POLITICS.COM, INC. AND SUBSIDIARY(A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 3 (Continued)

         Effective June 8, 2000 the Company adopted its 2000 Non-Qualified Stock Option Plan ("the 2000 Plan"). Under the 2000 Plan, both non-qualified and incentive stock options to purchase shares of the Company's common stock may be granted to key employees and other persons. A total of 2,500,000 shares have been reserved for issuance under the 2000 Plan.

         During June 2000 the Company granted non-qualified stock options under the 2000 Plan to purchase an aggregate of 600,000 shares of common stock at an exercise price of $.001 per share. In connection with this grant, the Company recognized a stock based compensation charge of $486,900. The stock option was exercised in June 2000 and the Company issued 600,000 shares of common stock.

         On July 17, 2000 the Company granted non-qualified stock options under the 2000 Plan to purchase 170,000 shares of common stock with an exercise price of $.01 per share. In connection with the grant, the Company recognized a stock based compensation charge of $232,050. These stock options were exercised in July 2000.

         In July 2000 the Company issued 119,725 shares of common stock as consideration for the cancellation of an aggregate of 812,925 common stock purchase options. In connection with the issuance of these shares, the Company recognized a charge of $142,173.

         In July 2000 the Company granted non-qualified stock options to two individuals to purchase an aggregate of 70,000 shares of common stock with an exercise price of $.01 per share. In connection with the grants, the Company recognized a stock based compensation charge of $82,425. These stock options were exercised in July 2000.

NOTE 4 - Sale of Internet Domain Names

         In January 2000 the Company sold the internet domain names gop.com and gop.net to a third party. In July 2000 the Company sold the internet domain name elections.com to a third party.

NOTE 5 - Loss on Abandonment

         Loss on abandonment represents the loss recognized on the abandonment of leasehold improvements of the Company's former New York City office facilities (see Note 7).

       POLITICS.COM, INC. AND SUBSIDIARY(A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 6 - Medinex Transaction

         In July 2000, the Company acquired from Medinex Systems, Inc., a Delaware corporation formerly known as Netivation.com, Inc. ("Medinex"), all of the issued and outstanding capital stock of Raintree Communications Corporation, Public Disclosure, Inc., Net.Capitol, Inc., and U.S. Congress Handbook, Inc., along with certain other political-related assets (collectively, the "Assets") in exchange for an aggregate of 40,100,000 shares of the Company's common stock, $0.00001 par value per share (the "Transaction"). In October 2000, however, the Company and Medinex, by mutual agreement, voided the Transaction ab initio (that is, at its inception).

         In order to restore the parties to their respective positions immediately prior to the consummation of the Transaction, the parties agreed that Medinex would (i) be responsible for all liabilities incurred by the Company after July 26, 2000 through the unwinding of the Transaction, (ii) pay the Company (or its designee) approximately $125,000 to pay certain of the Company's liabilities, and (iii) host and provide basic maintenance of the "Politics.com" website for up to 6 months; and that the Company would (i) pay to Medinex an amount equal to 50% of the amount by which the net proceeds from any sale of the "Politics.com" URL (and related technology) exceed $500,000, and
(ii) issue to Medinex 100,000 shares of its common stock. As of September 30, 2000, the Company recorded contributed capital of $212,347 from Medinex, representing expenditures paid by Medinex on behalf of the Company.

         Since the Transaction was voided at its inception (July 26, 2000), the financial statements of the Company do not reflect the Assets or any related results of operations.

NOTE 7 - Subsequent Events

         In October 2000 the Company agreed to surrender all right, title and interest in and to the leasehold that it was occupying in New York City.

         The Company has decided to sell the "Politics.com" URL, website and related technology, as the Company believes that such assets will not generate the revenues and profits needed to bring substantial value to the Company's shareholders. The Company is no longer pursuing its political business. The Company has decided to instead pursue potential acquisitions of other, more growth oriented businesses.

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

OVERVIEW AND RECENT DEVELOPMENTS

         Politics.com, Inc., a Delaware corporation, was incorporated on January 17, 1997, as Lone Oak, Inc. Lone Oak, Inc. had no significant operations since its inception until July 1999, when it acquired all of the issued and outstanding common stock of Politics.com, a Nevada corporation ("Politics.com-Nevada"), in exchange for an aggregate of 7,000,000 shares of common stock of Lone Oak, Inc. Following the acquisition, the former stockholders of Politics.com-Nevada owned approximately 77% of the issued and outstanding common stock of Lone Oak, Inc. Accordingly, the transaction was accounted for as a reverse acquisition, with Politics.com-Nevada being deemed the acquiror and Lone Oak, Inc. being deemed the acquired company. On July 27, 1999, Lone Oak, Inc. changed its name to Politics.com, Inc.

         Since Lone Oak, Inc. had no significant operations prior to the acquisition of Politics.com-Nevada, we believe that the operations of Lone Oak, Inc. prior to the acquisition of Politics.com-Nevada are not material or relevant to an analysis of the Company as it exists today.

         In July 2000, we acquired from Medinex Systems, Inc., a Delaware corporation formerly known as Netivation.com, Inc. ("Medinex"), all of the issued and outstanding capital stock of Raintree Communications Corporation, Public Disclosure, Inc., Net.Capitol, Inc., and U.S. Congress Handbook, Inc., along with certain other political-related assets (collectively, the "Assets") in exchange for an aggregate of 40,100,000 shares of our common stock, $0.00001 par value per share (the "Transaction"). In October 2000, however, the Company and Medinex, by mutual agreement, voided the Transaction ab initio (that is, at its inception). The Transaction and its subsequent recission are described below.

         Following the Transaction, Medinex owned just more than 80% of our issued and outstanding capital stock. The physical assets acquired from Medinex were used in connection with Medinex's Internet politics and public policy business, which included content, products and services designed for candidates for political office, voters, political organizations, politic action committees and lobbyists. We intended to continue such use of the physical assets acquired.

         In connection with the Transaction, Howard R. Baer and Kevin C. Baer resigned from their positions as officers and directors of the Company, the size of the Board of Directors was reduced from five (5) to three (3) members, and Anthony J. Paquin and Glen Hughlette were appointed as directors of the Company until the next annual meeting of the stockholders of the Company. Glen Hughlette had additionally been elected to serve as Chief Executive Officer, President, Secretary and Treasurer of the Company. In addition, Howard R. Baer and Kevin C. Baer (and their affiliates, as applicable), (i) cancelled in the aggregate approximately $1,400,000 of indebtedness owed to them by the Company and (ii) surrendered to the Company an aggregate of 1,166,307 shares of the Company's common stock, $0.00001 par value per share.

         As noted above, in October 2000, pursuant to a subsequent written agreement between Medinex and the Company effective as of July 26, 2000, the Company and Medinex agreed to void the Transaction ab initio (that is, at its inception), with the effect that (i) Medinex remained the owner of all of the Assets, (ii) the 40,100,000 shares of common stock of the Company issued to Medinex in connection with the Transaction are restored to the status of authorized but unissued shares, (iii) the approximate $1,400,000 of indebtedness owed to Howard R. Baer and Kevin C. Baer (and their affiliates) previously cancelled is restored as an obligation of the Company, and (iv) the aggregate amount of 1,166,307 shares of Company common stock, $0.00001 par value per share, previously surrendered by Howard R. Baer and Kevin C. Baer (and their affiliates) is restored to the status of issued and outstanding. In connection with the unwinding of the Transaction, Anthony J. Paquin and Glen Hughlette resigned as officers and directors of the Company and Howard R. Baer was appointed Chairman of the Board and President and Kevin C. Baer was appointed as a Director and as Treasurer and Secretary. Since the Transaction has been unwound from its inception, neither the Assets nor any associated operations are included in the Company's financial statements included in this Report.

         In order to restore the parties to their respective positions immediately prior to the consummation of the Transaction, the parties agreed that Medinex would (i) be responsible for all liabilities incurred by the Company after July 26, 2000 through the unwinding of the Transaction, (ii) pay the Company (or its designee) approximately $125,000 to satisfy certain of the Company's liabilities, and (iii) host and provide basic maintenance of the "Politics.com" website for up to 6 months; and that the Company would (i) pay to Medinex an amount equal to 50% of the amount by which the net proceeds from any sale of the "Politics.com" URL (and related technology) exceed $500,000, and
(ii) issue to Medinex 100,000 shares of its common stock.

         As previously disclosed, the Company has decided to sell the "Politics.com" URL, website and related technology, as the Company believes that such assets will not generate the revenues and profits needed to bring substantial value to the Company's shareholders. The Company is no longer pursuing its political business. The Company has decided to instead pursue potential acquisitions of other, more growth oriented businesses.

PLAN OF OPERATION

         Since our inception, we have financed our operations through borrowings from Howard R. Baer (our Chairman) (and his affiliates) and private sales of our equity securities.

         Notwithstanding the funds we have raised, we are currently experiencing a severe working capital deficiency and are incurring significant losses and negative cash flow. We are currently unable to pay our obligations as they become due. As of September 30, 2000, our working capital deficiency was approximately $2,334,000, which represents an increase of approximately $512,000 from December 31, 1999. During the nine months ended September 30, 2000, we incurred net losses of approximately $2,641,000, including net losses of $754,000 for the current quarter. At this time, we are not generating any revenue, but continue to incur substantial costs and expenses. We do not anticipate that our political business will generate any revenue and we are currently seeking to sell the URL "Politics.com" and the related website. From December 31, 1999 to September 30, 2000, our operations used approximately $1,382,000 in cash. From December 31, 1999 to September 30, 2000, our financing activities generated approximately $1,135,000, which includes net borrowings from related parties of approximately $441,000, which we have used to pay our operating expenses.

         As of September 30, 2000, our cash balance was approximately $700, and, as noted above, we had a working capital deficiency of $2,334,000. Based on current cash on hand, we need to raise additional funds immediately in order to continue as a going concern. We will attempt to remedy the working capital deficit by raising additional capital in the form of either debt or equity financings and/or by seeking the potential acquisition of a more growth oriented business. We cannot assure you that we will be able to raise sufficient funds (or complete such an acquisition) to remedy the working capital deficit or continue as a going concern. If we are unable to raise sufficient capital to remedy the working capital deficit and fund our costs and expenses or complete an acquisition, there will be a material adverse effect on us and our ability to continue as a going concern.

         As of September 30, 2000, we do not intend to make significant capital expenditures during the next twelve months, nor do we expect there to be any significant change in the number of our employees.

         Our auditor's report for the year ended December 31, 1999 indicates that certain factors raise substantial doubt about our ability to continue as a going concern. Our auditors issued a going concern opinion because we:

         -    had generated no revenues;

         -    had a severe working capital deficiency; and

         -    had significant net losses.

         Based upon our current budget and business planning, we need to raise additional capital immediately in order to continue as a going concern. Currently, we are unable to pay our obligations as they come due. Because we are a development stage company, we cannot assure you that we will be able to generate internally or raise sufficient capital to fund our costs and expenses, or that our accountant's will not issue another going concern opinion. To date, we have generated virtually no revenue and have incurred substantial losses and negative cash flows. Further, although we have been able to raise capital through borrowings (from affiliates) and sales of equity securities, we have since used all of these funds in our operations.

         We have agreed to pay our former web site developer 25% of the proceeds of any offering of our securities until such time as our account with the Web site developer is current.

As of September 30, 2000, our Web site developer claims we owe it approximately $276,000. Our Chairman has guaranteed the Company's obligation to make certain payments to its former Web site developer. Such Web site developer has commenced litigation against the Company's Chairman to enforce such guaranty. Although we are not currently a party to such litigation, we could be made a party in the future. The outcome of any such litigation would be uncertain and could have a material adverse effect on our financial condition.

         Our failure to raise sufficient additional funds, either through additional financing or continuing operations, will have a material adverse effect on our business and financial condition.

         As noted above, the Company has determined to sell its URL "Politics.com" (and the related website and technology), as the Company does not believe that such assets will generate sufficient revenues and profits so as to bring substantial value to the Company's shareholders. We cannot assure you that we will be able to sell the URL on acceptable terms or at all. We are no longer pursuing our political business. Therefore, we do not anticipate that our political business will generate any revenue in the future. Accordingly, we are seeking to acquire a growth oriented business that will have the potential to bring substantial value to the Company's shareholders. Thus, unless and until we are able to complete such an acquisition, we do not expect to generate any revenue; we will however continue to incur costs and expenses. We cannot assure you that we will be able to consummate any such acquisition. If we sell the URL "Politics.com" prior to making any acquisition, we will not have any significant operating assets or business operations.

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

Recent Sales of Unregistered Securities.

         As discussed above, in October 2000, we issued 100,000 shares of our common stock, $0.00001 par value per share, to Medinex in connection with the unwinding of the Transaction. This transaction was exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act"), pursuant to Rule 506 of Regulation D thereunder.

         In July 2000, we issued 119,725 shares of our common stock, $0.00001 par value per share, to various third parties in consideration of the cancellation of outstanding options to purchase an aggregate of 812,925 shares of our common stock. This transaction was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof.

         The facts we relied upon in making the determination that the foregoing transactions were exempt from registration were as follows: the securities were not offered or sold by means of a general solicitation or advertising; there were a limited number of investors; the investors were either "accredited" or "sophisticated" and were provided information about the issuer and given an opportunity to ask questions of and receive answers from management of the issuer; and we took reasonable steps to ensure that the purchasers were not an "underwriter" within the meaning of Section 2(11) of the Act. No underwriters or brokers were involved in any of the aforementioned transaction nor were any discounts or commissions paid.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

2 Asset Purchase Agreement between Politics.com, Inc. and Medinex Systems, Inc. dated July 26, 2000, filed as Exhibit 2 to the Company's Form 8-K filed on August 10, 2000.**

2.1 Agreement to Unwind the Asset Purchase Agreement between Politics.com, Inc. and Medinex Systems, Inc. dated effective as of

              July 26, 2000, filed as Exhibit 2.1 to the Company's Form 8-K/A filed on October 10, 2000.**

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

10.14         2000 Non-Qualified Stock Option Plan of the Company, filed as
              Exhibit 10.14 to the Company's 10-QSB for the quarter-ended June 30, 2000.**

10.15 Subscription Agreement and Warrant between Schoemann Venture Capital, LLC and Politics.com, Inc. dated March 22, 2000, as amended by that certain Letter Agreement dated July 17, 2000, filed as Exhibit 10.15 to the Company's 10-QSB for the quarter-ended June 30, 2000.**

27            Financial Data Schedule.*

--------------------------------------------------------------------------------

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

     8-K/A filed on October 10, 2000 with respect to the unwinding of the Medinex transaction.

                                   SIGNATURES

         In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             POLITICS.COM, INC.

Date: November 14, 2000                      By: /s/ Howard R. Baer
                                                 -------------------------------
                                                 Howard R. Baer
                                                 President

                                  EXHIBIT INDEX


EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

 2 Asset Purchase Agreement between Politics.com, Inc. and Medinex Systems, Inc. dated July 26, 2000, filed as Exhibit 2 to the Company's Form 8-K filed on August 10, 2000.**

 2.1 Agreement to Unwind the Asset Purchase Agreement between Politics.com, Inc. and Medinex Systems, Inc. dated effective as of July 26, 2000, filed as Exhibit 2.1 to the Company's Form 8-K/A filed on October 10, 2000.**

 3.1          Articles of Incorporation, as amended, of the Company, filed as
              Exhibit 2.1 to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 8, 1999 (the "Form 10").**

 3.2          Bylaws of the Company, filed as Exhibit 2.2 to the Company's Form
              10.**

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

10.14         2000 Non-Qualified Stock Option Plan of the Company, filed as
              Exhibit 10.14 to the Company's 10-QSB for the quarter-ended June 30, 2000.**

10.15 Subscription Agreement and Warrant between Schoemann Venture Capital, LLC and Politics.com, Inc. dated March 22, 2000, as amended by that certain Letter Agreement dated July 17, 2000, filed as Exhibit 10.15 to the Company's 10-QSB for the quarter-ended June 30, 2000.**

27            Financial Data Schedule.*


--------------------------------------------------------------------------------

*    Filed herewith.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

***  Management Contract or Compensatory Plan or Arrangement.