Form 10KSB
period 2000-12-31
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2001-04-16
CIK 1094231

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB
      (Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                      or
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                       COMMISSION FILE NUMBER  0-27591
                                   -------

            ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
                              ------------------
                (Name of Small Business Issuer in Its Charter)

                              POLITICS.COM, INC.
                         ---------------------------
                   (Former name of Small Business Issuer)

               DELAWARE                          33-0836078
           ----------------                   ---------------
      (State or Other Jurisdiction            (IRS Employer
            of Organization)               Identification Number)

    3520 North University Avenue, Suite 275, Provo, UT 84604
    -------------------------------------------------------------------
     (Address of Principal Executive Offices)        (Zip Code)

                      (801) 374-3424
      -------------------------------------------------------
        (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Act:

         Title of Each Class               Name of Each Exchange on Which
         To Be So Registered               Each Class Is To Be Registered
         -------------------               ------------------------------


         Securities registered under Section 12(g) of the Act:

                        COMMON STOCK, PAR VALUE $.00001
              --------------------------------------------------
                               (Title of Class)

             ---------------------------------------------------
                               (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

         The issuer and the issuer's predecessor had combined revenues of $3,858,497 for its fiscal year ended December 31, 2000.

         The aggregate market value of the common stock, $.00001 par value, of the registrant held by non-affiliates (computed by reference to the closing price of the issuer's common stock on the NASD's OTC Bulletin Board on April 12, 2001) was approximately $28,916,586.

         As of April 12, 2001, there were 14,458,293outstanding shares of the issuer's common stock, $.00001 par value.

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

HISTORY

      English Language Learning and Instruction System, Inc., a Delaware corporation (the "Company"), was formed in January 1997 under the name Lone Oak, Inc. Lone Oak, Inc. is the successor-by-merger of B&E Securities Management, Inc., a Maryland corporation incorporated in January 1969. B&E Securities Management, Inc. was inactive from around 1971 until its merger with and into Lone Oak, Inc. in February 1997. Lone Oak, Inc. had no significant operations since its inception until July 1999. In April 1999, Lone Oak, Inc. sold its wholly-owned subsidiary, D&E Flight Simulators, Inc. for $5,000. On July 27, 1999, Lone Oak, Inc. acquired all of the issued and outstanding shares of common stock of Politics.com, Inc., a Nevada corporation ("Politics.com-Nevada") (following which Lone Oak, Inc. changed its name to Politics.com, Inc.). Politics.com's business consists solely of the business conducted by its wholly-owned subsidiary, Politics.com-Nevada.

      On January 31, 2001, a special meeting of the shareholders of Politics.com, Inc. was held in Tempe, Arizona. The shareholders of Politics.com, Inc. (i) approved the spin off of its ownership interest in New Politics.com, Inc., a Nevada corporation ("New Poco"), to Politics.com, Inc.'s shareholders of record as of January 5, 2001(the "Spin Off"); (ii) approved a one for ten reverse split of its common stock (the "Reverse Split"); (iii) approved an Agreement and Plan of Reorganization (the "Reorganization Agreement") between Politics.com, Inc. and Computer Assisted Learning and Instruction, Inc., a Utah corporation ("CALI"), whereby CALI was merged with and into Politics.com, Inc. and Politics.com, Inc. changed its name to English Language Learning and Instruction System, Inc. ("ELLIS") and the shareholders of CALI received 11,550,000 post Reverse Split shares of ELLIS; and (iv) elected Francis R. Otto, Timothy D. Otto, Kimber B. Jensen, and Janet M. Otto to the Board of Directors.

GENERAL

      The Company is a software development and marketing company based in Provo, Utah. The Company's business is developing and marketing computer software programs and supporting written materials to teach English as a Second Language (ESL).

      The Company's signature product is "ELLIS" (English Language Learning and Instruction System), a series of 20 interactive multi-media software programs designed to teach English. ELLIS combines text, translation, full-motion video and digitized sound, graphics and animation into a virtual language learning experience for learners of all proficiency levels and native speakers of fifty-eight (58) languages. ELLIS is designed to be effective in all teaching of English as a Second Language ("ESL"), English as a Foreign Language ("EFL"), and as an indispensable support to Teachers of English to Speakers of Other Languages ("TOEFL"). Additionally, ELLIS has become a critical application for companies and organizations dealing with workers and citizens of limited English proficiency.

     All ELLIS components commence with high-quality video dialogues featuring native English speakers. The dialogues allow for and encourage student interaction and participation in the lesson (for example, role-playing, voice recording and pronunciation comparison). Students may adjust the speed of the dialogue, isolate phrases to clarify pronunciation, compare their own speech with the native speakers', or research vocabulary, grammar and cultural
primers   all without leaving the lesson.  The dialogues lead to interactive online exercises, and eventually to written exercises in companion workbooks. ELLIS contains several thousand hours of instruction and, because of its ability to recognize and process a wide range of student responses, a virtually infinite number of personalized student responses and learning situations. All ELLIS programs operate on Windows and Macintosh platforms. The Company owns all proprietary and worldwide distribution rights to ELLIS. The Company does not anticipate incorporating any software or other technology that would diminish the company's position in ELLIS.

      The most popular suite of ELLIS programs is the ELLIS Academic Suite, which includes three lesson-based applications (ELLIS Intro, ELLIS Middle Mastery and ELLIS Senior Mastery) with over 1,000 hours of interactive English instruction. The Academic Suite also includes ELLIS Master Pronunciation and ELLIS Placement, an adaptive testing component that identifies an individual learner's needs. Additionally, the Company offers the ELLIS Business Series, which consists of five programs offering English training for learners in virtually any industry or level of English proficiency. Corporate purchasers of the ELLIS Business Series include IBM, Motorola, Hewlett-Packard, UNISYS, Marriott, Ford, Renault and Elf.

THE MARKET OPPORTUNITY

     The market for the ELLIS product line is, simply, anyone in the entire world who needs to become more proficient in his understanding and use of the English language. As such, this includes students, immigrants to English-speaking countries, business people, Internet users, and teachers of English in any country, irrespective of their culture or language of origin.

     This market is prodigious in size. TESOL (Teachers of English to Speakers of Other Languages) estimates that there are currently more than 2 billion people studying English as a second or foreign language. Competence in English is central in much government-funded education in virtually every industrialized nation. Additionally, English has become the de facto lingua
franca of the Internet   which is potentially how the world may do much of its
future business and conduct its communication. And English is the accepted standard language for the business person. Therefore, the available and potential market is huge, growing, and likely to remain so for the foreseeable future.

     The Company intends to become a pervasive and dominant presence in this market. It has established a reputation for product excellence and effectiveness in the U.S. market, and it will now move to develop a comparable market presence internationally. Starting with concentration in countries of highest potential (such as Brazil, Korea, China, Japan and Mexico), the Company intends to demonstrate the power and effectiveness of the ELLIS products and to open and seize unprecedented business opportunities in every targeted country.

     As an example of this approach, the Company has concentrated on Brazil, a country of 160 million where more than 20 million people are enrolled in 15,000 private language schools. These Brazilian students spend (according to Brazil's authoritative VEJA magazine) more than $100 per month each on English instruction. ELLIS is now used by the most prominent English language schools in Brazil (such as Berlitz, Objetivo, and Yazigi), and selling was recently commenced of the Brazilian version of the Company's personalized version of ELLIS - ELLIS Access - selling at $200 per set. ELLIS Access has also sold more than one thousand copies in Korea since its May 2000 release.

PRODUCTS

     The most popular suite of ELLIS programs is the ELLIS Academic Suite, which includes three lesson-based applications (ELLIS Intro, ELLIS Middle Mastery and ELLIS Senior Mastery) with over 1,000 hours of interactive English instruction. The Academic Suite also includes ELLIS Master Pronunciation and ELLIS Placement, an adaptive testing component that identifies an individual learner's needs. Additionally, the Company offers the ELLIS Business Series, which consists of five programs offering English training for learners in virtually any industry or level of English proficiency. Corporate purchasers of the ELLIS Business Series include IBM, Motorola, Hewlett-Packard, UNISYS, Marriott, Ford, Renault and Elf.

     The ELLIS product has received consistently high praise from all areas for its quality, content, and effectiveness. In addition to the awards that it has received from software developers, it has been acclaimed in articles by
a variety of educational leaders   particularly those whose responsibility has
been to review, test and implement efficient solutions to allow their organizations and institutions to satisfy mandated levels of English literacy and competence, or who are faced with harsh practical realities of teaching English in environments or schools that are predominantly non-English speaking.

     In most instances, educational institutions which use ELLIS adopt it as their standard source for English teaching, and report favorably on its effectiveness. ELLIS has also been adopted by third-party organizations that sell English-language training services, such as Berlitz, Kaplan Educational Centers and Yazigi International (Brazil).

     The complete line of ELLIS products has been developed fully by the Company and the Company is the sole owner of the ELLIS software. All ELLIS distributors are working under expired contracts, with the exception of one distributor in the U.S. Mid-

West, who continues to have certain distribution rights. With this particular exception, the Company has all worldwide distribution rights.

     The Company is currently facing an important transition associated with the launch of the ELLIS Kids product. In addition, the Company anticipates the completion and delivery to market over the next 12 months of the Language Arts program for ELLIS Kids. The Company is also heavily engaged in the preparation of additional languages for the further roll-out of ELLIS Access.

     The Company foresees a significant growth in the number and complexity of English for Specific Purposes projects, to be conducted on behalf of major U.S. and international corporations and organizations. The development of these projects is expected to become more efficient as the Company completes an underlying set of standard modules and programs which can be modified and re-applied readily to meet the specific needs of additional customers.

SALES METHODS

     The primary change in organizational direction that the Company will undertake, commencing immediately upon the availability of external capital, is replacing its present sales and distribution model, wherein it previously relied almost exclusively on third-party agents and distributors for product sales. While some of these agents have been extremely successful, several have not achieved the potential sales levels that ELLIS should command. Further, the sales commissions payable to such distributors (up to as high as 50% of revenue) have become a major factor limiting the Company's profitability and growth. The Company believes that it will be more effective both in increasing sales and in enhancing profitability by replacing this sales model with one in which the Company itself will control its own branches and sales personnel, and in which it will sell its ELLIS products directly to all clients. The Company anticipates that, even with the start-up costs and additional ongoing expenses likely to be incurred as a result of this change, it will materially improve its profit performance. It is anticipated that the cost of commission on sales will be reduced to an estimated 20-25% of sales revenue from the current level of approximately 50% of sales revenue.

INTELLECTUAL PROPERTY

     The Company has engaged counsel and is involved in early discussions regarding the feasibility of seeking patent protection over certain aspects of the ELLIS technology.

     The Company has acquired trademark protection for the English Language Learning and Instruction System (ELLIS) name, and for both of the ELLIS Middle Mastery and ELLIS Senior Mastery products. It has acquired registered trademark protection for ELLIS Master Pronunciation, and is seeking trademarks for the ELLIS Intro, ELLIS Placement, the ELLIS Business Series, and ELLIS Kids products.

     None of the ELLIS products uses or depends on a third-party intellectual property which would limit the Company's rights to the products, and the Company is not required to pay any license or other fees to third parties for the distribution of the ELLIS products. The Company does not anticipate requiring the incorporation of any software or technologies that would diminish its proprietary position with regard to the ELLIS products. All of the Company's employees and contractors are required to sign appropriate confidentiality and non-disclosure agreements on commencement of employment, and are also required to assign all rights or ownership resulting from their work on the ELLIS products to the Company. No present or former staff has any property rights to the ELLIS products.

COMPETITORS AND COMPETITIVE FACTORS AFFECTING OUR BUSINESS

     While the Company knows of no competitors that currently offer interactive English training software of the same caliber as ELLIS, the Company will compete in its market with numerous other businesses that provide similar products. These products cost less than ELLIS, and these products are often the primary ESL option for individual users or institutions that do not have the resources to afford the ELLIS line of products or necessary companion software. The Company's focus on targeting ELLIS toward institutional, rather than individual purchasers makes it possible for a competitor to establish itself at the simplest level by merely offering ESL software priced for the individual learner. Additionally, ELLIS will compete within the institutional market with more traditional English instructional methods such as textbooks and audiotapes. While the Company's management feels that ELLIS is superior to more traditional instructional methods and even other ESL software currently available, management further realizes that ELLIS' pricing structure prevents its introduction to the personal ESL learner market on a significant scale. Though the Company believes that the institutions and agencies to which it typically sells ELLIS will generally select ELLIS over other ESL applications to service their constituencies' English instructional needs, the Company has no control over the purchase decisions that these institutions, agencies or individual learners might make relative to their ESL software needs, real or perceived. In short, the Company cannot assume that prospective purchasers will always pay more money for a superior product. The Company believes that its ability to compete effectively in the marketplace will be enhanced by the experience of its management personnel, ELLIS' superior quality and effectiveness, and its ability to offer a wide range of services to its potential customers. There can be no assurance, however, if one or more of its competitors with greater financial resources than presently possessed by the Company will not offer additional services to its customers at rates equal to or more favorable than those offered by the Company.

GOVERNMENT REGULATION

     The Company is not currently subject to direct regulation by any governmental agency, other than regulations applicable to businesses generally. However, it is possible that a number of laws and regulations may be adopted with respect to the Internet and e-commerce, covering issues such as user privacy, pricing and characteristics and quality of products and services. The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on its business.

EMPLOYEES

     As of April 11, 2001, the Company had 60 employees, of which 50 were full-time and 10 were part-time.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company currently rents approximately 9,868 square feet of office space at a total cost of $10,697 per month for its principal executive offices located at 3520 North University Avenue, Suite 275, Provo, Utah 84604. These leases all expire in January 2003. The Company believes that its properties are in good condition and satisfactory for its operations.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not currently a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On or about January 2, 2001, the following matters were submitted to a vote of and approved by the shareholders of Politics.com, Inc.:

     1. A spin off of Politics.com, Inc.'s ownership interest in New Politics.com, Inc. to the shareholders of Politics.com, Inc. as of January 5, 2001.

     2. A one for ten reverse stock split of the common stock of Politics.com, Inc. as of January 31, 2001.

     3. The merger of Computer Assisted Learning and Instruction, Inc. and Politics.com, Inc. with Politics.com, Inc. being the surviving entity and changing its name to English Language Learning and Instruction System, Inc.

     All of the above matters were approved by a majority of the Company's shareholders.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION. The Company's common stock is quoted on the NASD's OTC Bulletin Board. The following table sets forth, for the periods indicated, the high and low quotations for the Company's common stock, as reported on the OTC Bulletin Board. The over-the-counter market quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. All quotations reflect the one for fifteen reverse stock split that was effected on March 26, 1999 and the one for ten reverse stock split that was effected on January 31, 2001.

                                      High      Low
                                     --------   -----
1999
----
First Quarter                         $8.75     $0.625
Second Quarter                        $15.3125  $2.50
Third Quarter                         $103.75   $19.6875
Fourth Quarter                        $63.75    $31.25

2000
-----
First Quarter                         $52.50    $16.25
Second Quarter                        $23.75    $3.75
Third Quarter                         $19.375   $1.875
Fourth Quarter                        $5.00     $0.40

2001
----
First Quarter                         $5.00     $1.20
Second Quarter (through April 12)     $3.125    $1.50

     HOLDERS. As of April 12, 2001, there were approximately 166 holders of record of the Company's common stock.

     DIVIDENDS. The Company has never declared or paid any dividends on its common stock and does not intend to pay any dividends in the foreseeable future. The Company anticipates that it will retain any earnings to finance the growth and development of its business and for general corporate purposes.

     RECENT SALES OF UNREGISTERED SECURITIES. The following sales of unregistered securities have been restated to give effect to the one for fifteen reverse stock split effective on March 26, 1999 and the one for ten reverse stock split effective on January 31, 2001.

    In March 1999, Lone Oak, Inc. sold 148,438 shares of common stock to sophisticated investors for $95,000 in a private placement exempt from registration in reliance upon Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act").

    In July 1999, Lone Oak, Inc. acquired 700,000 shares of common stock of Politics.com-Nevada, constituting all of the issued and outstanding shares of Politics.com-Nevada. In connection with the transaction, Lone Oak, Inc. issued an aggregate of 700,000 shares of its common stock to the stockholders of Politics.com-Nevada as follows: 525,000 shares to Howard R. Baer and 175,000 shares to Kevin C.

Baer. The issuance of the shares was effected without registration under the Securities Act, in reliance upon the exemption from registration contained in
Section 4(2) of the Securities Act.

     In July 1999, following Lone Oak's acquisition of Politics.com-Nevada, Lone Oak changed its name to Politics.com, Inc.

     In July 1999, Politics.com, Inc. commenced a private placement pursuant to which it offered up to 66,667 shares of its common stock, at $30 per share, to accredited and sophisticated investors. This offering terminated on October 31, 1999. A total of 14,100 shares of common stock were sold and approximately $423,000 was raised. The shares issued in connection with the private placement were issued in reliance upon the exemption from registration contained in Rule 506 of Regulation D promulgated under the Securities Act of 1933.

     In December 1999, Politics.com granted options to purchase an aggregate of 1,350 shares of common stock at an exercise price of $30.00 per share to two consultants in consideration of services rendered and to be rendered to Politics.com. One consultant provided public relations advice and the other provided advice regarding chat program development and promotion. The issuance of the options was effected without registration under the Securities Act, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

      In December 1999, 333 shares of common stock were issued to a vendor in consideration of and in payment for furniture and equipment the Company purchased from such vendor. The furniture and equipment was valued at approximately $10,000.

      In March 2000, the Company sold 50,000 shares of common stock for an aggregate purchase price of $500,000. Warrants to purchase 70,000 shares of common stock at a price of $10.00 per share were attached to the shares sold in this offering. Such warrants were subsequently cancelled by the Company. The shares issued in connection with this private placement were issued in reliance upon the exemption from registration contained in Regulation D promulgated under the Securities Act of 1933.

      In June 2000, the Company issued 20,000 shares of common stock to certain investors who had previously purchased shares of the Company's common stock in private placements and were entitled by the terms of such private placement to receive stock in the event that the Company did not have a registration statement declared effective by the Securities and Exchange Commission by June 2000.

      In October 2000, the Company issued 10,000 shares of common stock as consideration for the voiding of a transaction. This issuance was effected without registration under the Securities Act, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

     In December 2000, 95,096 shares of common stock were issued to certain officers and directors of the Company in exchange for the forgiveness of $95,096 of indebtedness.

     In February 2001, 503,775 shares of common stock were issued in connection with a private placement. Each share of common stock purchased in this private placement was accompanied with a warrant to purchase one share of the Company's common stock at a purchase price of $4.00 per share at any time until February 1, 2003. The shares issued in connection with the private placement were issued in reliance upon the exemption from registration contained in Regulation D promulgated under the Securities Act of 1933.

     To the extent that the foregoing transactions constituted "sales" within the meaning of the Securities Act, except as otherwise noted, the securities issued in such transactions were not registered under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2) thereof, relating to sales by an issuer not involving any public offering. Each of the foregoing transactions, to the extent constituting "sales" within the meaning of the Securities Act, were exempt under the applicable exemption based on the following facts: to the Company's knowledge, there was no general solicitation, there were a limited number of purchasers; the purchasers were provided with or had access to information about the Company; either (i) the purchasers or their respective representatives were sophisticated about business and financial matters; or (ii) the purchasers were "accredited investors" within the meaning of Rule 501 under the Securities Act; and the Company took reasonable steps to assure that the purchasers were not underwriters within the meaning of Section 2(11) under the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following discussion and analysis of the Company's and the Company's predecessor's financial condition as of December 31, 2000 and the Company's predecessor's results of operations for the year ended December 31, 1999 should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-KSB. All information contained in this Item 6 reflects only the Company's continuing operations.

Results of Operations

     The Company's current operations consist of operations historically conducted by Computer Assisted Learning and Instruction System, Inc.

Comparison of Fiscal 2000 and 1999

     Revenues. Revenues for the fiscal year ended December 31, 2000 were $3,845,113, compared to $2,388,995 for the fiscal year ended December 31, 1999. This increase was due primarily to geographic expansion domestically and internationally.

     Cost of Good Sold. Cost of goods sold for the fiscal year ended December 31, 2000 were approximately $63,000, compared to $ approximately 26,000 for the fiscal year ended December 31, 1999. This increase was due primarily to increased sales and new product releases, requiring the manufacture of additional product.

     General and Administrative Expenses. General and administrative expenses for the fiscal year ended December 31, 2000 were $2,869,216, compared to $2,038,320 for the fiscal year ended December 31, 1999. This increase was due primarily to the development of the Company's British product and the Ellis Kids line of products, and expansion of the Company's marketing efforts.

     Depreciation and Amortization. Depreciation and amortization costs for the fiscal year ended December 31, 2000 were $64,794, compared to $18,859 for the fiscal year ended December 31, 1999. This increase was due primarily to the increase in the Company's capital expenditures associated with increased development and marketing expansion, and reclassification of the depreciation schedule of certain of the Company's assets.

Liquidity and Capital Resources

     The Company has funded its cash requirements primarily through cash flows from its operating activities. The Company has raised net proceeds of $438,284 in a private offering of common stock and warrants. The Company has established a line of credit from a commercial bank in the amount of $250,000, of which approximately $55,000 remains available. The Company is currently seeking a $1,000,000 equity investment through a private placement of its common stock.

     The Company is currently incurring cash expenses in the amount of approximately $460,000 per month, of which fixed costs account for approximately $200,000. The Company anticipates capital expenditures will be approximately $100,000 for the current fiscal year.

ITEM 7.  FINANCIAL STATEMENTS.

     The following financial statements are included herein:

The Company's audited financial statements as of December 31, 2000 and 1999

      Consolidated balance sheet as of December 31, 2000

      Consolidated statement of operations for the years ended December 31, 2000 and 1999

      Consolidated statement of changes in stockholders' deficit for the period March 23, 1999 (inception) to December 31, 2000

      Consolidated statement of cash flows for the years ended December 31, 2000 and 1999

      Notes to consolidated financial statements

CALI's consolidated audited financial statements as of December 31, 2000 and
1999

      Balance sheets as of December 31, 2000 and 1999

      Statements of income for the years ended December 31, 2000 and 1999

      Statements of stockholders' equity for the years ended December 31, 2000 and 1999

      Statements of cash flows for the years ended December 31, 2000 and 1999

      Notes to consolidated financial statements

The unaudited pro forma combined financial statements for ELLIS and CALI as of December 31, 2000

      Pro forma combined balance sheet as of December 31, 2000

      Pro forma combined statement of income for the years ended December 31, 2000 and 1999

      Notes to consolidated financial statements

Wolinetx, Lafazan & Company, P.C.                      5 North Village Avenue
---------------------------------                            Rockville Centre
Certified Public Accountants                                   New York 11570
                                                               (515) 536-0770
                                                          Fax: (516) 536-5753


REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------


The Board of Directors and Stockholders
English Language Learning and Instruction System, Inc.
(A Delaware Corporation)
(F/K/A Politics.com, Inc.)

We have audited the accompanying consolidated balance sheet of English Language Learning and Instruction System, Inc. and subsidiaries (F/K/A Politics.com, Inc.) (A Development Stage Enterprise) ("the Company") as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended, the period March 23, 1999 (Inception) to December 31, 1999, and the period March
23, 1999 (Inception) to December 31, 2000.   These financial statements are
the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of English Language Learning and Instruction System, Inc., and Subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended, the period March 23, 1999 (Inception) to December 31, 1999 and the period March 23, 1999 (Inception) to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses since inception and has a working capital deficiency at December 31, 2000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                            /s/ Wolinetz, Lafazan & Company, P.C.

                           WOLINETZ, LAFAZAN & COMPANY, P.C.



Rockville Centre, New York
March 16, 2001

            ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
                           F/K/A POLITICS.COM, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 2000


                                    ASSETS

Current Assets:
  Cash                                                       $        296

Property and Equipment (Net of Accumulated
 Depreciation of $19,910)                                          65,421

Intangibles - Internet Domain Names (Net of Accumulated
  Amortization of $92,750)                                         37,750
                                                             -------------

Total Assets                                                 $    103,467
                                                             =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable                                           $    727,817
  Capitalized Lease Obligations                                    38,080
  Notes and Loans Payable - Related Parties                     1,161,648
  Accrued Expenses                                                436,181
                                                             -------------

     Total Current Liabilities                                  2,363,726

Capitalized Lease Obligations - Net of Current Portion             78,913
                                                             -------------

     Total Liabilities                                          2,442,639
                                                             -------------
Commitments and Contingencies

Stockholders' Deficit:
  Preferred Stock, $.00001 Par Value; 20,000,000
   Shares Authorized, None Issued                                       -
  Common Stock, $.00001 Par Value; 50,000,000 Shares
   Authorized, 1,201,000 Shares Issued and Outstanding                 12
  Additional Paid-In Capital                                    6,808,231
  Deficit Accumulated in the Development Stage                 (9,147,415)
                                                             -------------

      Total Stockholders' Deficit                              (2,339,172)
                                                             -------------

Total Liabilities and Stockholders' Deficit                  $    103,467
                                                             =============


The accompanying notes are an integral part of the financial statements.

            ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
                           F/K/A POLITICS.COM, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENT OF OPERATIONS


                                                        March 23, 1999     March 23, 1999
                                       Year Ended       (Inception) To     (Inception) To
                                    December 31, 2000  December 31, 1999  December 31, 2000
                                    -----------------  -----------------  -----------------

Revenues                            $         13,384   $             -    $         13,384
                                    -----------------  -----------------  -----------------
Costs and Expenses:

  Selling, General and
    Administrative Expenses                2,646,761          5,132,360          7,779,121

  Website Development Costs                  215,010            849,564          1,064,574

  Interest Expense                            82,855             15,518             98,373

  Loss on Abandonment of Property
    and Equipment                            128,640                  -            128,640

  Gain on Sale of Internet
    Domain Names                            ( 62,973)                 -           ( 62,973)

  Depreciation and Amortization              111,479             41,585            153,064
                                    -----------------  -----------------  -----------------

     Total Costs and Expenses              3,121,772          6,039,027          9,160,799
                                    -----------------  -----------------  -----------------

Net Loss                            $     (3,108,388)  $     (6,039,027)  $     (9,147,415)
                                    =================  =================  =================

Earnings Per Common Share - Basic:

  Weighted Average Common
    Shares Outstanding                     1,028,216            577,297
                                    =================  =================

  Net Loss Per Common Share - Basic $          (3.02)  $         (10.46)
                                    =================  =================






The accompanying notes are an integral part of the financial statements.



          ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
                         F/K/A POLITICS.COM, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
      FOR THE PERIOD MARCH 23, 1999 (INCEPTION) TO DECEMBER 31, 2000

                                                                    Deficit
                                                                  Accumulated
                                                      Additional     In The
                                  Common Stock         Paid-In    Development    Deferred
                                 Shares    Amount      Capital       Stage     Compensation   Total
                              ----------- ---------- ------------ ------------ ------------ ------------
Balance - March 23, 1999               -  $       -  $         -  $         -  $         -  $         -

Sale of Politics- Nevada
  Common Stock                      1,000         -          100            -            -          100

Issuance of Politics-Nevada
  Common Stock Upon
  Conversion of Indebtedness      699,000         7      143,993            -            -      144,000

Effect of Reverse Acquisition     209,148         2       65,664            -            -       65,666

Sale of Common Stock, Net
  of Offering Costs                14,100         -      363,000            -            -      363,000

Issuance of Common Stock
  to Vendor                           333         -       10,000            -            -       10,000

Deferred Compensation                   -         -    4,584,658            -   (4,584,658)           -

Stock Based Compensation                -         -    3,989,456            -            -    3,989,456

Net Loss for the Period                 -         -            -   (6,039,027)           -   (6,039,027)
                              ----------- ---------- ------------ ------------ ------------ ------------

Balance - December 31, 1999       923,581         9    9,156,871   (6,039,027)  (4,584,658)  (1,466,805)

Sale of Common Stock               50,000         1      497,499            -            -      497,500

Termination of Stock Options            -         -   (4,501,220)           -    4,501,220            -

Issuance of Common Stock
  for Services and Other            6,350         -       40,438            -            -       40,438

Issuance of Common Stock
  as Consideration Pursuant
  to Subscription Agreement        20,000         -      162,500            -            -      162,500

Exercise of Stock Options          84,000         1        2,999            -            -        3,000

Stock Based Compensation                -         -      801,375            -       83,438      884,813


The accompanying notes are an integral part of the financial statements.



            ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
                           F/K/A POLITICS.COM, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
        FOR THE PERIOD MARCH 23, 1999 (INCEPTION) TO DECEMBER 31, 2000
                                  (Continued)
                                                                    Deficit
                                                                  Accumulated
                                                      Additional     In The
                                  Common Stock         Paid-In    Development    Deferred
                                 Shares    Amount      Capital       Stage     Compensation   Total
                              ----------- ---------- ------------ ------------ ------------ ------------
Common Stock Issued
  as Consideration for
  Cancellation of Stock
  Options                          11,973         -      142,173            -            -      142,173

Issuance of Common Stock
  as Consideration for the
  Voiding of the Medinex
  Transaction                      10,000         -      410,501            -            -      410,501

Issuance of Common Stock
  Upon Conversion of
  Indebtedness                     95,096         1       95,095            -            -       95,096

Net Loss for the Year                   -         -            -   (3,108,388)           -   (3,108,388)
                              ----------- ---------- ------------ ------------ ------------ ------------

                                1,201,000 $      12  $ 6,808,231  $(9,147,415) $         -  $(2,339,172)
                              =========== ========== ============ ============ ============ ============






The accompanying notes are an integral part of the financial statements.


            ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
                           F/K/A POLITICS.COM, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     March 23, 1999     March 23, 1999
                                                    Year Ended       (Inception) To     (Inception) To
                                                 December 31, 2000  December 31, 1999  December 31, 2000
                                                 -----------------  -----------------  -----------------
Cash Flows from Operating Activities:
  Net Loss                                       $     (3,108,388)  $     (6,039,027)  $     (9,147,415)
  Adjustment to Reconcile Net Loss to Net Cash
   Used by Operating Activities:
    Depreciation and Amortization                         111,479             41,585            153,064
    Stock Based Compensation                              884,813          3,989,456          4,874,269
    Gain on Sale of Internet Domain Names                 (62,973)                 -            (62,973)
    Loss on Abandonment of Property and Equipment         128,640                  -            128,640
    Stock Issued for Services and Other Consideration     337,611                  -            337,611
      Changes in Operating Assets and Liabilities:
      (Increase) Decrease in Prepaid Expenses               5,900             (5,900)                 -
      (Increase) Decrease in Security Deposits             35,000            (35,000)                 -
      Increase (Decrease) in Accounts Payable            (273,253)         1,001,070            727,817
      Increase in Accrued Expenses                        436,181                  -            436,181
                                                 -----------------  -----------------  -----------------
        Net Cash Used by Operating Activities:         (1,504,990)        (1,047,816)        (2,552,806)
                                                 -----------------  -----------------  -----------------
Cash Flows from Investing Activities:
  Capital Expenditures                                          -           (253,402)          (253,402)
  Purchase of Intangibles-Internet Domain Names           (15,000)          (206,000)          (221,000)
  Proceeds on Sale of Internet Domain Names               140,000                  -            140,000
  Proceeds on Abandonment of Property
    and Equipment                                          30,000                  -             30,000
  Net Assets Acquired in Reverse Acquisition                    -             65,666             65,666
                                                 -----------------  -----------------  -----------------
        Net Cash (Used) Provided by
         Investing Activities                             155,000           (393,736)          (238,736)
                                                 -----------------  -----------------  -----------------
Cash Flows from Financing Activities:
  Capitalized Lease Obligations                           (19,041)           136,034            116,993
  Sale of Common Stock - Private Offerings                500,000            423,000            923,000
  Expenses of Private Offerings                           ( 2,500)          ( 60,000)           (62,500)
  Exercise of Stock Options                                 3,000                  -              3,000
  Proceeds of Borrowings from Related Party               536,246            914,498          1,450,744
  Payments of Borrowings from Related Parties            (201,000)                 -           (201,000)
  Proceeds on Voiding of Medinex Transaction              410,501                  -            410,501
  Sale of Common Stock - Related Party                          -                100                100
  Issuance of Note Payable - Related Party                      -            151,000            151,000
                                                 -----------------  -----------------  -----------------
        Net Cash Provided by Financing Activities       1,227,206          1,564,632          2,791,838
                                                 -----------------  -----------------  -----------------

Increase (Decrease) in Cash                              (122,784)           123,080                296
Cash - Beginning of Period                                123,080                  -                  -
                                                 -----------------  -----------------  -----------------
Cash - End of Period                             $            296   $        123,080   $            296
                                                 =================  =================  =================


The accompanying notes are an integral part of the financial statements.


            ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
                           F/K/A POLITICS.COM, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Continued)


                                                                     March 23, 1999     March 23, 1999
                                                    Year Ended       (Inception) To     (Inception) To
                                                 December 31, 2000  December 31, 1999  December 31, 2000
                                                 -----------------  -----------------  -----------------
Supplemental Disclosure of Cash Information:
  Cash Paid for Interest                         $              -   $              -   $              -
                                                 =================  =================  =================
  Cash Paid for Income Taxes                     $              -   $              -   $              -
                                                 =================  =================  =================
Non-Cash Financing Activities:
  Issuance of 699,000 Shares of Common
   Stock Upon Conversion of Indebtedness         $              -   $        144,000   $        144,000
                                                 =================  =================  =================
  Issuance of 333 Shares of Common Stock
    to Vendor                                    $              -   $         10,000   $         10,000
                                                 =================  =================  =================

  Issuance of 250 Shares of Common Stock
    To purchase Internet Domain Name             $          7,500   $              -   $          7,500
                                                 =================  =================  =================
  Net Reduction of Deferred Compensation
    Pursuant to Termination or Cancellation of
    Unvested Warrants and Options                $      4,501,220   $              -   $      4,501,220
                                                 =================  =================  =================
  Issuance of 95,096 Shares of Common Stock
    Upon Conversion of Indebtedness to Related
    Parties                                      $         95,096   $              -   $         95,096
                                                 =================  =================  =================





The accompanying notes are an integral part of the financial statements.


      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
                     F/K/A POLITICS.COM, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000


NOTE 1 - Organization and Basis of Presentation
         --------------------------------------

         On July 27, 1999, Loan Oak, Inc., a Delaware corporation ("Lone Oak"), acquired all of the issued and outstanding common stock of Policitcs.com, Inc., a Nevada corporation ("Politics-Nevada"). In connection with this transaction, Lone Oak issued 700,000 shares of its common stock directly to the stockholders of Politics-Nevada in exchange for all of Politics-Nevada's 700,000 issued and outstanding common shares. The exchange resulted in Politics-Nevada's stockholders holding a larger portion of the voting rights of Lone Oak than was held after the acquisition by the persons who were Lone Oak's stockholders prior to the acquisition. The transaction has been treated for accounting purposes as a reverse acquisition (purchase) with Politics-Nevada being the acquirer and Lone Oak being the acquired company. Consequently, only the historical operations of Politics-Nevada are presented for periods through July 27, 1999. As a result of the acquisition, Politics-Nevada became a wholly-owned subsidiary of Lone Oak. In connection with this transaction, Lone Oak changed its name to Politics.com, Inc., a Delaware Corporation ("Politics-Delaware").

         Politics-Nevada was incorporated on March 23, 1999 in the State of Nevada. Politics-Nevada is a development stage enterprise that intended to be a global Internet media company, offering a branded network of information, communication, entertainment, community and commerce services with a common theme of politics. Politics-Nevada has selected December 31 as its fiscal year.

         On November 30, 2000 Politics-Delaware established a wholly owned subsidiary, New Politics.com, Inc. (a Nevada corporation) ("New-Politics"), and entered into an asset purchase agreement whereby New Politics acquired from Politics-Delaware all of Politics-Delaware's assets and liabilities. As consideration for acquiring the assets, New Politics assumed complete and sole responsibility of and for all obligations associated with the assets acquired.

         The Company's ownership interest in New Politics will be distributed to the Company's stockholders by issuing one share of New Politics for every share of the Company held by such stockholders. This "spin-off" was approved by the Company's stockholders on January 31, 2001 (see Note 13).

         On December 15, 2000 Politics-Delaware entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") by and between Politics-Delaware and Computer Assisted Learning and Instruction, Inc., a Utah corporation ("CALI"). The Reorganization Agreement contemplated a closing date of January 31, 2001 (see Note 13).

         Under the terms of the Reorganization Agreement, the shareholders of CALI shall exchange 100% of the outstanding common stock of CALI for 11,550,000 shares of Politics-Delaware common stock, representing approximately 90.6% of Politics-Delaware issued and outstanding common stock. CALI shall then be merged with and into Politics-Delaware and Politics-Delaware shall change its name to English Language Learning and Instruction System, Inc. ("ELLIS"). The exchange will result in CALI's shareholders holding a larger portion of the voting rights of Politics-Delaware than would be held after the merger by the persons who were Politics-Delaware shareholders prior to the merger. Accordingly, the transaction will be treated for accounting purposes as a reverse merger (purchase) with CALI being the acquirer and Politics-Delaware being the acquired company.

         Politics-Delaware and its two wholly owned subsidiaries and CALI and ELLIS are hereafter collectively and interchangeably referred to as the "Company".

      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
                     F/K/A POLITICS.COM, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000


NOTE 1 - Organization and Basis of Presentation (Continued)
         --------------------------------------

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2000 the Company was a development stage enterprise. Politics-Delaware has incurred losses of approximately $9,147,000 since inception and its current liabilities exceed its current assets by approximately $2,363,000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Continuation of the Company is dependent on (i) effecting the spin-off of New Politics, (ii) its exiting the development stage, (iii) achieving sufficiently profitable operations and (iv) obtaining adequate financing. These financial statements do not reflect any adjustments relating to the recoverability and classification of assets carrying amounts and classification of liabilities should the Company be unable to continue as a going concern.

         The Company has incurred substantial losses and has been funding its operations through debt and equity financings. The Company will need to continue to fund its operations in this manner until it achieves sufficiently profitable operations. The Company plans to eliminate the going concern uncertainty by effecting the spin-off of New Politics and raising additional funds of approximately $1,000,000 through debt and/or equity financings. In addition, on January 31, 2001 the Company effected a reverse acquisition (see
Note 13) and anticipates that the acquired Company will generate profits. The achievement and/or success of these planned measures, however, cannot be determined at this time.


NOTE 2 - Summary of Significant Accounting Policies
         ------------------------------------------

         Use of Estimates
         -----------------

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

         Property and Equipment
         ----------------------

         Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which approximate 5 years. Leasehold improvements were amortized over 3 years.

         Website Development Costs
         -------------------------

         Website development costs are expensed as incurred.

         Research and Development Costs
         ------------------------------

         Research and development costs are expensed as incurred.

         Revenue Recognition
         -------------------

         Revenues, consisting principally of advertising and electronic commerce revenues will be recognized as the services are performed or when the goods are delivered. Deferred revenues will consist primarily of prepaid advertising and electronic commerce fees.

      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
                     F/K/A POLITICS.COM, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000


NOTE 2 - Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

         Intangibles
         -----------

         Intangibles consist of the cost of certain Internet Domain Names. These intangibles are amortized using the straight-line method over periods ranging from three to four years. The Company periodically reviews intangible assets to determine if any impairment exists based upon projected, undiscounted net cash flows of the related business. As of December 31, 2000, in the opinion of management, there has been no material impairment. As of December 31, 2000, the Company owned the Internet Domain Name "politics.com".

         Income taxes
         ------------

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

         Stock-Based Compensation
         -----------------------

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

         Loss Per Share
         --------------

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

         Fair Value of Financial Instruments
         -----------------------------------

         The carrying value of the Company's financial instruments, including cash, accounts payable, accrued expenses and notes and loans payable approximated fair value because of the short maturity of these instruments.

      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
                     F/K/A POLITICS.COM, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000


NOTE 3 - Property and Equipment

         Property and equipment consists of the following:


               Office Equipment and Computers                    $   85,331

               Less:  Accumulated Depreciation                       19,910
                                                                 -----------
                                                                 $   65,421
                                                                 ===========

NOTE 4 - Notes and Loans Payable - Related Parties

         Notes and loans payable to related parties consist of the following:

         Note payable to the Company's former Chairman of the
         Board, bearing interest at 10% per annum and payable
         on demand.  Such note was issued as consideration for
         the purchase of certain internet domain names.          $   151,000

         Note payable to an affiliate of the Company's former
         Chairman of the Board, bearing interest at 6% per
         annum and payable on demand.                                227,002

         Note payable  to an affiliate of a former officer and
         director of the Company, bearing interest at 6% per
         annum and payable on demand.                                 25,181

         Note payable to a former officer and director of
         the Company, bearing interest at 6% per annum and
         payable on demand.                                           40,204

         Loans payable to the Company's former Chairman of
         the Board and an affiliate of the Company's former
         Chairman of the Board, bearing interest at 6% per
         annum, and payable on demand.                               718,261
                                                                 ------------
                                                                 $ 1,161,648
                                                                 ============


NOTE 5 - Capitalized Lease Obligations
         ------------------------------

         Capitalized lease obligations are payable $2,380 monthly for 60 months.

      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
                     F/K/A POLITICS.COM, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000


NOTE 6 - Accrued Expenses
         ----------------

         Accrued expenses consist of the following:

         Accrued interest on related party indebtedness     $   94,883
         Accrued salaries to related parties                   250,000
         Other accrued expenses                                 91,298
                                                            -----------
                                                            $  436,181
                                                            ===========

NOTE 7 - Stockholders' Deficit
         ---------------------

         Preferred Stock
         ----------------

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

         Common Stock
         ------------

         On March 24, 1999 Politics-Nevada sold 1,000 shares of common stock at $.01 per share for gross proceeds of $100 as part of its initial capitalization.

         Pursuant to the approval of the Board of Directors of Politics-Nevada, on June 30, 1999 Politics-Nevada issued 699,000 shares of common stock to two individuals, one of whom is an officer and one of whom is a majority stockholder and an officer of Politics-Nevada, in consideration of conversion of indebtedness of Politics-Nevada in the amount of $144,000.

         On July 27, 1999, Lone Oak acquired all of the issued and outstanding common stock of Politics-Nevada. In connection with this transaction, Lone Oak issued 700,000 shares of its common stock directly to the stockholders of Politics-Nevada in exchange for all of Politics-Nevada's 700,000 issued and outstanding common shares. The exchange resulted in Politics-Nevada's stockholders holding a larger portion of the voting rights of Lone Oak than was held after the acquisition by the persons who were Lone Oak stockholders prior to the acquisition. As a result of the acquisition, Politics-Nevada became a wholly-owned subsidiary of Lone Oak. In connection with the transaction, Lone Oak changed its name to Politics.com, Inc., a Delaware corporation.

         During August through October 1999 the Company sold 14,100 shares of common stock to private investors for gross proceeds of $423,000 and net proceeds of $363,000.

      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
                     F/K/A POLITICS.COM, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000


NOTE 7 - Stockholders' Deficit (Continued)
         ---------------------

         Common Stock (Continued)
         ------------

         In March 2000 the Company sold 50,000 shares of its Common Stock and issued a warrant to purchase 70,000 shares of its Common Stock, at an exercise price of $10 per share, for an aggregate purchase price of $500,000. The warrants expire five years from the date of grant. The subscription agreement between the Company and the investor provides, among other things, in the event that the Company in any non-public offering sells any Common Stock at a price per share, or any warrant with an exercise price per share, that is less than $10, then for no additional consideration, the Company shall immediately transfer to the investor that number of shares of Common Stock of the Company equal to the difference between (1) the number of shares which would have been subscribed for under the subscription agreement, inclusive of the shares underlying the warrant, at the lesser price per share of such subsequently sold securities and (2) the number of the shares subscribed to under the subscription agreement, inclusive of the shares underlying the warrant. In July 2000, the subscription agreement was amended to, among other things, terminate the outstanding warrants to purchase 70,000 shares of Common Stock of the Company.

         In June 2000 the Company issued 20,000 shares of common stock pursuant to the terms of a subscription agreement that provided for the issuance of such shares in the event that the Company did not have a registration statement effective by June 22, 2000 with respect to the shares and Warrant shares issued in the private placement. In connection with the issuance, the Company recognized a charge of $162,500.

         During June 2000 the Company granted non-qualified stock options under the 2000 Plan to purchase an aggregate of 60,000 shares of common stock at an exercise price of $.01 per share. In connection with this grant, the Company recognized a stock based compensation charge of $486,900. The stock option was exercised in June 2000 and the Company issued 60,000 shares of common stock.

         On July 17, 2000 the Company granted non-qualified stock options under the 2000 Plan to purchase 17,000 shares of common stock with an exercise price of $.10 per share. In connection with the grant, the Company recognized a stock based compensation charge of $232,050. These stock options were exercised in July 2000.

         In July 2000 the Company issued 11,973 shares of common stock as consideration for the cancellation of an aggregate of 81,293 common stock purchase options. In connection with the issuance of these shares, the Company recognized a charge of $142,173.

         In July 2000 the Company granted non-qualified stock options to two individuals to purchase an aggregate of 7,000 shares of common stock with an exercise price of $.10 per share. In connection with the grants, the Company recognized a stock based compensation charge of $82,425. These stock options were exercised in July 2000.

         In October 2000 the Company issued 10,000 shares of common stock as consideration for the voiding of the Medinex transaction (see Note 10).

         In December 2000 the Company issued 95,096 shares of common stock upon conversion of $95,096 principal of indebtedness to related parties.

         During the year ended December 31, 2000 the Company issued 6,350 shares of common stock valued at $40,438 for services and other consideration.

      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
                     F/K/A POLITICS.COM, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000


NOTE 7 - Stockholders' Deficit (Continued)
         ---------------------

         Stock Option Plans
         ------------------

         On July 27, 1999, the Company adopted the 1999 Combination Stock Option Plan (the "Plan"). Under the Plan, both non-qualified and incentive stock options to purchase shares of the Company's common stock may be granted to key employees and other persons. A total of 200,000 shares have been reserved for issuance under the Plan. The options expire ten years from the date of grant, subject to certain restrictions.

         Effective June 8, 2000 the Company adopted its 2000 Non-Qualified Stock Option Plan ("the 2000 Plan"). Under the 2000 Plan, both non-qualified and incentive stock options to purchase shares of the Company's common stock may be granted to key employees and other persons. A total of 250,000 shares have been reserved for issuance under the 2000 Plan.

         The Company has issued various stock options. The options' vesting period varies from full vesting upon issuance of options to vesting over a 3 to 4 year period. A summary of the Company's stock options activity is as follows:

                                                         Options
                                               ------------------------------
                                                             Weighted Average
                                                 Shares      Exercise Price
                                               ------------- ----------------
Balance, July 27, 1999                                    -                -
Granted                                             180,920          $ 25.40
                                               ------------- ----------------
Balance, December 31, 1999                          180,920          $ 25.40
Granted                                              84,000          $   .04
Terminated *                                       (180,920)         $(25.40)
Exercised                                           (84,000)         $(  .04)
                                               ------------- ----------------
Balance, December 31, 2000                                -  $             -
                                               ============= ================

* Includes 41,900 options assumed by the Company's former Chairman.

         The Company recognized approximately $885,000 and $3,989,000 of stock-based compensation expense and deferred compensation of approximately $0 and $4,585,000 during the year ended December 31, 2000 and period ended December 31, 1999 respectively, relating to options granted with exercise prices below the estimated fair market value of the Company's common stock at the date of grant. Deferred compensation is charged to expense as stock options become vested. During the year ended December 31, 2000 options to purchase an aggregate of 180,920 shares of common stock were terminated and the related deferred compensation was written off against additional paid-in capital. The Company applies APB Opinion No. 25 and related Interpretations in accounting for these plans. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. The Company has adopted the disclosure-only provision of SFAS 123. Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.5%; volatility factor of the expected market price of the Company's common stock of .50; and a weighted-average expected life of the option, after the vesting period, of 5 years.

      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
                     F/K/A POLITICS.COM, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000


NOTE 7 - Stockholders' Deficit (Continued)
         ---------------------

         Stock Option Plans (Continued)
         -------------------

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

         Had compensation cost for stock options granted been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                               Year Ended      Period Ended
                                           December 31, 2000 December 31, 1999
                                           ----------------- -----------------
Net loss - as reported                     $     (3,108,388) $     (6,039,027)
Net loss - pro forma                             (2,944,379) $     (7,852,469)
Loss per share - as reported
Basic                                      $          (3.02) $         (10.46)
Loss per share - pro forma
Basic                                      $          (2.86) $         (13.60)


        The effects of applying the pro forma disclosures of SFAS 123 are not likely to be representative of the effects on reported net earnings for future years due to the various vesting schedules.

         Recapitalization
         ----------------

         On December 15, 2000 the Board of Directors approved a one for ten reverse split of the Company's common stock (see Note 13). All share and per share data have been retroactively restated to reflect this recapitalization.


NOTE 8 - Sale of Internet Domain Names
         -----------------------------

         In January 2000 the Company sold the internet domain names gop.com and gop.net to a third party. In July 2000 the Company sold the internet domain name elections.com to a third party.


NOTE 9 - Loss on Abandonment
         -------------------

         Loss on abandonment represents the loss recognized on the abandonment of leasehold improvements and office furniture and fixtures of the Company's former New York City office facilities.

      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
                     F/K/A POLITICS.COM, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000


NOTE 10 - Medinex Transaction
          -------------------

         In July 2000, the Company acquired from Medinex Systems, Inc., a Delaware corporation formerly known as Netivation.com, Inc. ("Medinex"), all of the issued and outstanding capital stock of Raintree Communications Corporation, Public Disclosure, Inc., Net.Capitol, Inc., and U.S. Congress Handbook, Inc., along with certain other political-related assets (collectively, the "Assets") in exchange for an aggregate of 4,010,000 shares of the Company's common stock, $0.00001 par value per share (the "Transaction"). In October 2000, however, the Company and Medinex, by mutual agreement, voided the Transaction ab initio (that is, at its inception).

          In order to restore the parties to their respective positions immediately prior to the consummation of the Transaction, the parties agreed that Medinex would (i) be responsible for all liabilities incurred by the Company after July 26, 2000 through the unwinding of the Transaction, (ii) pay the Company (or its designee) approximately $125,000 to pay certain of the Company's liabilities, and (iii) host and provide basic maintenance of the "Politics.com" website for up to 6 months; and that the Company would (i) pay to Medinex an amount equal to 50% of the amount by which the net proceeds from any sale of the "Politics.com" URL (and related technology) exceed $500,000, and (ii) issue to Medinex 10,000 shares of its common stock. The Company recorded contributed capital of $385,501 from Medinex, representing expenditures paid by Medinex on behalf of the Company.

         Since the Transaction was voided at its inception (July 26, 2000), the financial statements of the Company do not reflect the Assets or any related results of operations.


NOTE 11 - Commitments and Contingencies
          -----------------------------

          Other
          -----

          New Politics, by way of assignment, has agreed to pay its web site developer 25% of the proceeds of any offering of securities by New Politics until such time as New Politics' account with the web site developer is current.

      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
                     F/K/A POLITICS.COM, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000


NOTE 12 - Income Taxes
          ------------

          For income tax purposes, the Company has a net operating loss carryforward ("NOL") at December 31, 2000 of approximately $3,984,000 expiring in 2015 if not offset against future federal taxable income. There may be certain limitations as to the future annual use of the NOLs due to certain changes in the Company's ownership.

          Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate applicable for each period as a result of the following:

                                             Year Ended        Period Ended
                                         December 31, 2000   December 31, 1999
                                         ------------------  -----------------
Computed "expected" tax benefit          $        658,000    $       697,000
Decrease in tax benefit resulting from
  net operating loss for which no benefit
  is currently available                         (658,000)          (697,000)
                                         ------------------  -----------------
                                         $              -    $             -
                                         ==================  =================

         The Company had deferred tax assets of approximately $1,355,000 at December 31, 2000, resulting primarily from net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding their future realization.


NOTE 13 - Subsequent Events
          -----------------

          Reorganization Agreement
          ------------------------

          On January 31, 2001 Politics-Delaware and CALI executed the Reorganization Agreement (see Note 1). Accordingly, Politics-Delaware issued 11,550,000 shares of common stock in exchange for 100% of CALI's common stock. Concurrently, CALI merged with and into Politics-Delaware and changed its name to English Language Learning and Instruction System, Inc. ("ELLIS").

          Politics-Delaware also effected a one for ten reverse split of its common stock. All share and per share amounts have been retroactively restated to reflect this recapitalization.

          In addition, the stockholders of Politics-Delaware approved the distribution of all of Politics-Delaware's interest in New Politics.

      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
                     F/K/A POLITICS.COM, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000


NOTE 13 - Subsequent Events (Continued)
          -----------------

          Private Placement
          -----------------

          In February 2001, 503,775 shares of the Company's common stock were issued for gross proceeds of $503,775 and net proceeds of approximately $438,000 in connection with a private placement. Each share of common stock purchased in this private placement was accompanied with a warrant to purchase one share of the Company's common stock at a purchase price of $4.00 per share at any time until February 1, 2003.

              CONSOLIDATED FINANCIAL INFORMATION OF
                    COMPUTER ASSISTED LEARNING
                & INSTRUCTION, INC. AND SUBSIDIARY
                    December 31, 2000 and 1999

                        TABLE OF CONTENTS
                                                                Page


INDEPENDENT AUDITORS' REPORT                                    1

CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheets                                               2

   Statements of Income                                         4

   Statements of Stockholders' Equity                           5

   Statements of Cash Flows                                     6

   Notes to Financial Statements                                7

                   INDEPENDENT AUDITORS' REPORT



The Board of Directors
Computer Assisted Learning & Instruction, Inc.

We have audited the accompanying consolidated balance sheets of Computer Assisted Learning & Instruction, Inc. and subsidiary (the Company) as of December 31, 2000 and 1999, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Assisted Learning & Instruction, Inc. and subsidiary as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/

March 4, 2001
Squire & Company, PC
Orem, Utah

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
BALANCE SHEETS
December 31, 2000 and 1999
                                                2000           1999
------------------------------------------ --------------- --------------
ASSETS

Current Assets:
  Cash                                     $       17,959  $      61,614
  Accounts receivable - net of allowance        1,033,059        470,104
  Employee receivable                               4,046          1,683
  Inventories                                      45,478         29,466
  Prepaid expenses                                  3,009         13,275
  Deferred tax assets                               9,857        101,595
                                           --------------- --------------

      Total current assets                      1,113,408        677,737

Fixed Assets:
  Property and equipment                          716,256        719,812
  Accumulated depreciation                       (356,869)      (410,530)
                                           --------------- --------------

      Net fixed assets                            359,387        309,282

Other Assets                                       34,043          9,444
                                           --------------- --------------

      Total assets                         $    1,506,838  $     996,463
                                           =============== ==============

The accompanying notes are an integral part of these statements.

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
BALANCE SHEETS (CONTINUED)
December 31, 2000 and 1999
                                                2000           1999
------------------------------------------ --------------- --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                         $      219,757  $      92,405
  Accrued payroll liabilities                      85,433         56,133
  Pension payable                                  68,560        161,417
  Income taxes payable                            343,966         37,144
                                           --------------- --------------

      Total current liabilities                   717,716        347,099

Deferred Tax Liability                             15,571          9,071

Stockholder Loan                                        -        750,660
                                           --------------- --------------

      Total liabilities                           733,287      1,097,759

Stockholders' Equity:
  Common stock, no par value, 20,000,000
    shares authorized, 11,550,000 shares
    issued and 11,253,000 shares
    outstanding                                   462,451         21,685
  Treasury stock, 296,500 shares                        -              -
  Cumulative other comprehensive loss                (740)             -
  Retained earnings (deficit)                     311,840       (132,052)
                                           --------------- --------------

      Total stockholders' equity                  773,551       (110,367)
                                           --------------- --------------

         Total liabilities and
          stockholders' equity             $    1,506,838  $     996,463
                                           =============== ==============




The accompanying notes are an integral part of these statements.

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
STATEMENTS OF INCOME
Years Ended December 31, 2000 and 1999
                                                        2000         1999
-------------------------------------------------  ------------- -------------

Software Sales                                     $  3,795,469  $  2,349,347
Non-Software Sales                                       49,644        39,648
                                                   ------------- -------------

   Total sales                                        3,845,113     2,388,995

Operating Expenses                                    2,997,074     2,083,179
                                                   ------------- -------------

Operating Income                                        848,039       305,816

Other Income (Expense):
  Interest income                                        12,085        17,615
  Other income                                           19,581        18,404
  Loss on sale of fixed assets                          (12,156)            -
  Interest expense                                          (39)      (91,236)
                                                   ------------- -------------

    Total other income (expense)                         19,471       (55,217)
                                                   ------------- -------------

Income Before Income Taxes                              867,510       250,599

Provision for Income Tax:
  Current                                               325,380        37,244
  Deferred                                               98,238        63,631
                                                   ------------- -------------

    Total income tax expense                            423,618       100,875
                                                   ------------- -------------

Net Income                                         $    443,892  $    149,724
                                                   ============= =============

Earnings Per Share - Basic and Fully Diluted       $       0.25  $      73.54
                                                   ============= =============

Weighted Average Shares Outstanding                   1,792,410         2,036
                                                   ============= =============

The accompanying notes are an integral part of these statements.


COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2000 and 1999

------------------------------------------------------------------------------------------------------
                                                                   Cumulative
                                                       Treasury      Other
                                    Common Stock        Stock    Comprehensive   Retained
                                 Shares     Amount      Shares       Loss        Earnings    Total
                              ---------- ----------- ----------- ------------- ------------ ----------
Balance at December 31, 1998       1,000 $    21,685          -  $          -  $  (281,776) $(260,091)

Issuance of Stock                  1,715           -          -             -            -          -

Net Income                             -           -          -             -      149,724    149,724
                              ---------- ----------- ----------- ------------- ------------ ----------

Balance at December 31, 1999       2,715      21,685          -             -     (132,052)  (110,367)

Issuance of Stock              4,090,285           -     296,500            -            -          -

Contributed Capital            7,160,000     440,766           -            -            -    440,766

Comprehensive Net Income
Calculation:
 Net Income                           -            -           -            -      443,892    443,892
 Other Comprehensive Loss:
  Foreign currency translation
   adjustments                        -            -           -         (740)           -       (740)
                              ---------- ----------- ----------- ------------- ------------ ----------

Balance at December 31, 2000  11,253,000 $   462,451     296,500 $       (740) $   311,840  $ 773,551
                              ========== =========== =========== ============= ============ ==========


The accompanying notes are an integral part of these statements.

                                     -5-


COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000 and 1999
                                                                 2000         1999
------------------------------------------------------------ ------------- -------------
Cash Flows from Operating Activities:
  Net income                                                 $    443,892  $    149,724
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                                   64,794        18,859
    Deferred taxes                                                 98,238        63,631
    Bad debt allowance                                                  -         5,000
    Loss on sale of fixed assets                                   12,156             -
   (Increase) decrease in operating assets:
      Accounts receivable                                        (562,955)      (70,864)
      Employee receivable                                          (2,363)       (1,236)
      Inventories                                                 (24,599)      (18,468)
      Prepaid expenses                                             10,267       (13,275)
      Other assets                                                (16,011)         (319)
    Increase (decrease) in operating liabilities:
      Accounts payable - trade                                    127,352        26,432
      Accounts payable - stockholder                                    -        (3,059)
      Accrued payroll liabilities                                  29,300         8,843
      Pension payable                                             (92,857)      161,417
      Income taxes payable                                        306,822        37,144
                                                             ------------- -------------

        Total adjustments                                         (49,856)      214,105
                                                             ------------- -------------
    Net cash provided by operating activities                     394,036       363,829

Cash Flows from Investing Activities:
  Proceeds from sale of fixed assets                               23,100             -
  Purchase of equipment                                          (150,897)     (270,493)
                                                             ------------- -------------

    Net cash used by investing activities                        (127,797)     (270,493)

Cash Flows from Financing Activities:
  Net payments on stockholder loan                               (309,894)     (205,337)
                                                             ------------- -------------

Net Decrease in Cash                                              (43,655)     (112,001)

Cash at Beginning of Year                                          61,614       173,615
                                                             ------------- -------------

Cash at End of Year                                          $     17,959  $     61,614
                                                             ============= =============

Non-cash transactions and other disclosures:
-------------------------------------------
   The Company paid $38 and $91,236 in interest during the years ended December 31, 2000 and 1999, respectively.  The Company paid $100 in taxes in each of the years ended
   December 31, 2000 and 1999.

   During the year ended December 31, 2000, the Company's remaining debt to a stockholder in the amount of $440,766, was converted to additional paid-in capital.  There were no non-cash investing or financing transactions during the years ended December 31, 1999.

   The accompanying notes are an integral part of these statements.




COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 1. Summary of Significant Accounting Policies
        ------------------------------------------

This summary of significant accounting policies of Computer Assisted Learning and Instruction, Inc. and subsidiary (the Company) is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of these financial statements. In the opinion of management, these financial statements include all adjustments which are necessary for the fair presentation of the results for the periods presented.

Organization and Business Description - Computer Assisted Learning & Instruction, Inc. (CALI) was incorporated in the state of Utah on January 1, 1994. CALI is engaged in the development, marketing, and support of English language training software. The Company's customers consist primarily of retail distributors located in North America, South America, Europe, and Asia.

Revenue Recognition - Revenue from the sale of software products is generally recognized upon delivery, where collection is probable and no significant obligations remain. Sales under certain distributor contracts are on a consignment basis, or under terms which require that the recognition of revenue be deferred until sale of the products by the distributor.

Principles of Consolidation - The consolidated financial statements include the accounts of CALI and its wholly-owned subsidiary (see Note 3). All material intercompany transactions and accounts have been eliminated.

Cash and Cash Equivalents   The Company considers demand deposits at banks and
money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents.

Inventories - Inventories consisting primarily of product packaging, documentation, and media, are stated at the lower of cost or market. Inventory cost is determined using the first-in, first-out method.

Fixed Assets - Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method for financial reporting purposes. Asset lives vary from three to ten years based on the estimated useful life of the assets.

Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolongs its life are charged to expense as incurred. Gains and losses on dispositions are included in net income.

Other Assets - Other assets consist of prepaid rents, professional retainer fees, and intangible assets.

Research and Development Costs - Research and development expenditures, consisting primarily of software development costs incurred prior to achieving technological feasibility are charged to operations as incurred. After technological feasibility is established any additional software development costs would be capitalized in accordance

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 1. Summary of Significant Accounting Policies (continued)
        ------------------------------------------

with Statement of Financial Accounting Standards (SFAS) No. 86, Capitalization of Software Development Costs. Under the Company's software development process, technological feasibility is established upon completion of a working model. The Company to date has not capitalized any software development costs due to the immateriality of such costs.

Advertising - The Company expenses the costs of advertising when the advertising takes place.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Actual amounts could differ from those estimates.

Earnings per Share - Basic and fully diluted earnings per share is computed by dividing net income available for common stock by the weighted average number of common shares during the period.

Note 2. Fixed Assets
        ------------

Major classifications of property and equipment for December 31, 2000 and 1999 are as follows:

                                                   2000          1999
                                               ------------- -------------

  Computer software - 3 year life              $      5,656  $     32,920
  Computer hardware - 3-5 year life                  98,892       124,104
  Phone equipment - 5 year life                      19,884         8,856
  Furniture and fixtures - 5-10 year life           424,416       399,748
  Automobiles - 10 year life                        167,608       154,184
                                               ------------- -------------
                                                    716,256       719,812
  Accumulated depreciation and amortization        (356,869)     (410,530)
                                               ------------- -------------

                                               $    359,387  $    309,282
                                               ============= =============

Note 3. Wholly-Owned Subsidiary
        -----------------------

During 2000, the Company established a wholly-owned subsidiary in Brazil, CALI Brasil, Ltda. All income and expenses of this subsidiary are reported in accordance with generally accepted accounting principles in these financial statements.

CALI Brasil's earnings (net income) translated from Brazilian reals (the functional currency) to US dollars (the reporting currency) for the year ending December 31, 2000 was $17,109. The Company reports the assets, liabilities, and equity of its subsidiary using the exchange rate at the date of the balance sheet. The Company reports the income and expenses of its subsidiary using a weighted-average exchange rate over the period the income statement. Gains or losses on translating the functional currency to the reporting currency are reported as a component of cumulative other comprehensive income.

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 4. Income Taxes
        ------------

The provision for income taxes is based on income and expense reported in the financial statements which differs from that reported for income tax purposes. Accordingly, deferred income taxes are provided in recognition of such differences. Temporary differences include vacation accrual, excess tax depreciation and unpaid interest on the stockholder loan.

Income tax liabilities, expense, and deferred taxes are computed by following the procedures outlined in Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". The applicable federal and state tax rates in effect at December 31, 2000 and 1999 were used in calculating the income tax liabilities, expense, and deferred taxes. In 1999, the balance of the Company's net operating loss carryforwards was used to offset a portion of income. Income tax expense for the years ended December 31, 2000 and 1999, is computed as follows:

                                                     2000          1999
                                                  ------------- ------------
  Current:
   Federal income tax expense                     $    282,761  $    31,965
   State income tax expense                             42,619        5,279
  Deferred income tax expense                           98,238       63,631
                                                  ------------- ------------

    Income tax expense                            $    423,618  $   100,875
                                                  ============= ============

Deferred tax assets and liabilities consist of the following:

                                                       2000         1999
                                                  ------------- ------------
  Deferred tax assets:
   Allowance for doubtful accounts                $      1,865  $     1,865
   Accrued, unpaid interest                                  -       91,832
   Vacation accrual                                      7,992        7,898
                                                  ------------- ------------

    Total deferred tax assets                            9,857      101,595

  Deferred tax liabilities:
    Excess tax depreciation                            (15,571)      (9,071)
                                                  ------------- ------------

  Net deferred tax assets (liabilities)           $     (5,714) $    92,524
                                                  ============= ============

Note 5. Related Party Transactions
        --------------------------

The Company's majority stockholder loaned the Company $709,800 as of December 31, 1999 including unpaid interest of $40,860. During 2000, the Company repaid $309,894 of this loan. This stockholder then converted the remaining balance, $440,766, to additional paid-in capital. Also during 1999, the Company paid this stockholder $77,500 for vehicles and boats and $8,000 was paid to another company officer for a vehicle.

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 6. Concentrations
        --------------

The Company is engaged in a single business segment, the development and marketing of language training software. The computer software industry is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results.

The Company sells its products primarily through distributors and resellers. Sales to the two largest distributors by the Company accounted for approximately 28 and 41 percent of the Company's net revenues for December 31, 2000 and 1999, respectively.

The Company believes that no single end-user customer accounted for more than five percent of the Company's sales in 2000 and 1999.

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The credit risk associated with accounts receivable is mitigated by the Company's credit evaluation process, reasonably short collection terms, and the geographical dispersion of sales transactions. The Company estimates an allowance for doubtful accounts of $5,000 based on the credit worthiness of its distributors and customers as well as general economic conditions.

Note 7. Leases
        ------

On August 21, 1998, the Company entered into a three-year lease agreement for an office building in Provo, Utah. The monthly payment is $3,000 and the lease is renewable in September of each succeeding year. During the year ended December 31, 2000, the Company was released from this agreement when they signed a new lease at a different location. The new lease carries a three-year term, beginning in March of 2000. The initial monthly payment of $6,839 will be adjusted annually for increases in the consumer price index. Future minimum payments are required as follows for the years ending December 31:

                  2001           $    77,569
                  2002                85,241
                  2003                14,230
                                 -----------
                                 $   177,040
                                 ===========

Note 8. Pension Plan

On December 31, 1999, the Company adopted a defined benefit pension plan, effective for the 1999 plan year, covering all employees who meet age and length of service requirements. The benefits are based on years of service and the employee's compensation during the last three consecutive years of employment. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------------------------------

Note 8. Pension Plan (continued)
        ------------------------

attributed to service to date but also for those benefits expected to be earned in the future. Contributions vest to employees at the end of six years of service.

The required contribution, accrued in the financial statements, for the years ending December 31, 2000 and 1999 was $68,560 and $161,417.

The following table sets forth the plan's funded status:

                                                  December 31,  December 31,
                                                      2000          1999
                                                 ------------- --------------
Change in benefit obligations:
  Benefit obligation at beginning of year        $    161,417  $           -
  Service cost                                        160,271        161,417
  Interest cost                                        13,023              -
  Amortization of transition                            1,073              -
                                                 ------------- --------------
  Benefit obligation at end of period                 335,784        161,417
                                                 ------------- --------------
Change in plan assets:
  Fair value of plan assets at beginning of year            -              -
  Actual return on plan assets                          1,214              -
  Employer contribution                               161,417              -
  Benefits paid                                             -              -
                                                 ------------- --------------
  Fair value of plan assets at end of period          162,631              -
                                                 ------------- --------------
  Accrued benefit cost                           $   (173,153) $    (161,417)
                                                 ============= ==============

Net pension cost included the following components:
                                                  December 31,  September 30,
                                                      2000           1999
                                                 ------------- --------------
  Service cost                                   $    160,271  $     161,417
  Interest cost                                        13,023              -
  Expected return on plan assets                       (5,696)             -
  Amortization of prior service cost                    9,501              -
                                                 ------------- --------------
                                                 $    177,099  $     161,417
                                                 ============== =============

The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7 percent for the period ended December 31, 2000.

The net pension cost determined by the actuary of $177,099 differs from the required minimum contribution determined by the actuary of $68,560. This difference is due to a significant reduction in compensation to an officer of the Company that was not considered when these amounts were determined by the actuary. Only the actual required minimum contribution of $68,560 has been accrued on the financial statements.

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------

Note 9. Commitments
        -----------

The Company has entered into an agreement to pay $4,500 a month until September 2001 for public relations and investment banking services.

Note 10. Recent Accounting Pronouncements
         --------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, which deferred the application of SFAS NO. 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. The application of SFAS No. 133 is not expected to have a material impact on the Company's financial statement.

Note 11. Subsequent Event
         ----------------

On December 15, 2000, the Company entered into an Agreement and Plan of Reorganization (Reorganization Agreement). This Reorganization Agreement was executed on January 31, 2001 and was accounted for as a reverse merger with Politics.com, Inc., a Delaware corporation incorporated in January 1997. All of the outstanding common stock of CALI was exchanged for 11,550,000 of common stock of Politics.com, Inc (POCO). The transaction, accounted for as a reverse merger acquisition, resulted in the recapitalization of CALI inasmuch as it was deemed to be the acquiring entity for accounting purposes. Politics.com, Inc. then changed its name to English Language Learning and Instruction System, Inc. (ELLIS).

     In connection with the reverse merger, the 11,550,000 shares of common stock of CALI were exchanged at a rate of one share of CALI for one share of POCO.

             PRO FORMA COMBINED FINANCIAL STATEMENTS
                    ENGLISH LANGUAGE LEARNING
                  AND INSTRUCTION SYSTEM, INC.
             (F/K/A POLITICS.COM, INC. AND COMPUTER
             ASSISTED LEARNING AND INSTRUCTION, INC.)
               AS OF DECEMBER 31, 2000 (UNAUDITED)

English Language Learning and Instruction System, Inc.
(F/K/A Politics.com, Inc. and Computer
Assisted Learning and Instruction, Inc.)
Pro Forma Combined Financial Statements
(Unaudited)

The following unaudited pro forma combined balance sheet and statements of income aggregate the audited balance sheet and statements of income of English Language Learning and Instruction System, Inc. (a Delaware Corporation) (ELLIS) as of December 31, 2000 and 1999, and the audited balance sheet and statement of income of Computer Assisted Learning & Instruction, Inc. (a Utah Corporation) (CALI) as of December 31, 2000 and 1999, giving effect to a transaction which was completed on January 31, 2001, wherein ELLIS acquired CALI (the "Acquisition"). The business combination is treated as a recapitalization of CALI with ELLIS issuing common stock in exchange for all of the issued and outstanding shares of CALI. The following pro forma balance sheet and statements of income used management assumptions as described in the notes and the historical financial information available at December 31, 2000 and 1999. Again, the format and amounts used in these pro forma financial statements are based on those financial statements.

The pro forma combined balance sheet and statements of income should be read in conjunction with the separate financial statements and related notes thereto of ELLIS and CALI. The pro forma combined financial statements are not necessarily indicative of the combined balance sheet and statements of income which might have existed for the period indicated or the results of operations as they may be now or in the future.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
(F/K/A Politics.com, Inc. and Computer Assisted
Learning and Instruction, Inc.)
PRO FORMA COMBINED BALANCE SHEET
December 31, 2000
(Unaudited)
------------------------------------------------------------------------------

                                                              Pro forma
                                       CALI,       ELLIS,     Increase    Pro forma
                                        Inc.        Inc.     (Decrease)   Combined
                                   ------------ ------------ ------------ ------------
ASSETS                                                          (A)

Current Assets:

  Cash and cash equivalents        $    17,959  $       296   $     (296) $    17,959
  Accounts receivable                1,037,105            -            -    1,037,105
  Prepaid expense                        3,009            -            -        3,009
  Inventories                           45,478            -            -       45,478
  Current portion of deferred
    tax asset                            9,857            -            -        9,857
                                   ------------ ------------ ------------ ------------

      Total current assets           1,113,408          296         (296)   1,113,408

Property, Plant and Equipment - net    359,387       65,421      (65,421)     359,387

Other Assets                            34,043       37,750      (37,750)      34,043
                                   ------------ ------------ ------------ ------------

Total assets                       $ 1,506,838  $   103,467  $  (103,467) $ 1,506,838
                                   ============ ============ ============ ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                 $   219,757  $   727,817  $  (727,817) $   219,757
  Capital lease - current portion            -       38,080      (38,080)           -
  Accrued expenses                     153,993      436,181     (436,181)     153,993
  Notes payable                              -    1,161,648   (1,161,648)           -
  Current income tax payable           343,966            -            -      343,966
  Current portion of deferred taxes          -            -            -            -
                                   ------------ ------------ ------------ ------------

      Total current liabilities        717,716    2,363,726    2,363,726      717,716

Capital Lease - noncurrent portion           -       78,913      (78,913)           -

Deferred Income Taxes                   15,571            -            -       15,571
                                   ------------ ------------ ------------ ------------

      Total liabilities                733,287    2,442,639   (2,442,639)     733,287


Continued

The accompanying notes are an integral part of the combined pro forma financial statements.

                               -2-

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
(F/K/A Politics.com, Inc. and Computer Assisted
Learning and Instruction, Inc.)
PRO FORMA COMBINED BALANCE SHEET
December 31, 2000
(Unaudited) - Continued
-----------------------------------------------------------------------------

                                                             Pro forma
                                        CALI,       ELLIS,    Increase    Pro forma
                                        Inc.        Inc.     (Decrease)   Combined
                                   ------------ ------------ ------------ ------------
Stockholders' Equity:                                              (A)
  Preferred stock, $0.00001 par
   value, 50,000,000 shares
   authorized, none issued                   -            -            -           -
  Common stock, $0.00001 par
   value, 20,000,000 shares
   authorized, 1,201,000 shares
   issued and outstanding                    -           12          (12)          -
  Common stock, no par value,
   20,000,000 shares authorized,
   11,550,000 shares issued
   and $11,253,000 shares
   outstanding                         462,451            -      (462,451)         -
  Common stock, $0.00001 par
   value, 20,000,000 shares
   authorized, 12,750,001 shares
   issued and outstanding                    -            -           128        128
  Treasury stock, 297,000 shares             -            -             -          -
  Additional paid-in capital                 -    6,808,231    (6,345,908)   462,323
  Cumulative other comprehensive
   income                                 (740)           -             -       (740)
  Retained earnings                    295,946            -             -    295,946
  Deficit accumulated during
    development stage                        -   (9,147,415)    9,147,415          -
                                   ------------ ------------ ------------ ------------
      Total stockholders' equity
       (deficit)                       757,657   (2,339,172)    2,339,172     757,657
                                   ------------ ------------ ------------ ------------
      Total liabilities and
       stockholders' equity
       (deficit)                   $ 1,506,838  $   103,467  $  (103,467) $ 1,506,838
                                   ============ ============ ============ ============

The accompanying notes are an integral part of the combined pro forma financial statements.

                               -3-

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
(F/K/A Politics.com, Inc. and Computer Assisted
Learning and Instruction, Inc.)
PRO FORMA COMBINED STATEMENT OF INCOME
December 31, 2000
(Unaudited)
-----------------------------------------------------------------------------
                                                             Pro forma
                                        CALI,       ELLIS,    Increase    Pro forma
                                        Inc.        Inc.     (Decrease)   Combined
                                   ------------ ------------ ------------ ------------
                                                                 (A)
Operating Revenues                 $ 3,845,113  $    13,384  $         -  $ 3,858,497

Operating Expenses:
  Direct operating costs             2,932,280            -            -    2,932,280
  Selling general and administrative         -    2,646,761            -    2,646,761
  Website development                        -      215,010            -      215,010
  Depreciation                          64,794      111,479            -      176,273
                                   ------------ ------------ ------------ ------------

     Total operating expenses        2,997,074    2,973,250            -    5,970,324
                                   ------------ ------------ ------------ ------------

Operating Income (Loss)                848,039   (2,959,866)          -    (2,111,827)

Other Income (Expense)                  19,471     (148,522            -     (128,781)
                                   ------------ ------------ ------------ ------------

Income (Loss) Before Income Taxes      867,510   (3,108,388)           -   (2,240,608)

Income Tax Expense (Benefit):
  Current income tax expense           325,380            -            -      341,274
  Deferred income tax benefit           98,238            -            -       98,238
                                   ------------ ------------ ------------ ------------
     Total income tax expense
       (benefit)                       423,618            -            -      439,512
                                   ------------ ------------ ------------ ------------

Net Income (Loss)                  $   443,892  $(3,108,388) $         -  $(2,680,120)
                                   ============ ============ ============ ============
Net Loss Per Common Share -
 Basic and Fully Diluted                                                  $      (.21)
                                                                          ============

Weighted Average Shares Outstanding                                        12,750,000
                                                                          ============




The accompanying notes are an integral part of the combined pro forma financial statements.

                               -4-

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
(F/K/A Politics.com, Inc. and Computer Assisted Learning & Instruction, Inc.)
PRO FORMA COMBINED STATEMENT OF INCOME
For the Year Ended December 31, 1999
(Unaudited)
--------------------------------------------------------------------------------------

                                                             Pro forma
                                        CALI,       ELLIS,    Increase    Pro forma
                                        Inc.        Inc.     (Decrease)   Combined
                                   ------------ ------------ ------------ ------------
                                                                 (A)
Operating Revenues                 $ 2,388,995  $         -   $        -  $ 2,388,995

Operating Expenses:
  Direct operating costs             2,064,320            -            -    2,064,320
  Selling general and administrative         -    5,132,360            -    5,132,360
  Website development                        -      849,564            -      849,564
  Depreciation                          18,859       41,585            -       60,444
                                   ------------ ------------ ------------ ------------

     Total operating expenses        2,083,179    6,023,509            -    8,106,688
                                   ------------ ------------ ------------ ------------

Operating Income (Loss)                305,816   (6,023,509)           -   (5,717,693)

Other Income (Expense)                 (55,217)     (15,518)           -      (70,735)
                                   ------------ ------------ ------------ ------------

Income Before Income Taxes             250,599   (6,039,027)           -   (5,788,428)

Income Tax Expense:
  Current income tax expense            37,244            -            -       37,244
  Deferred income tax expense           63,631            -            -       63,631
                                   ------------ ------------ ------------ ------------

     Total income tax expense          100,875            -            -      100,875
                                   ------------ ------------ ------------ ------------

Net Income (Loss)                  $   149,724  $(6,039,027) $         -  $(5,889,303)
                                   ============ ============ ============ ============
Net Loss Per Common Share -
  Basic and Fully Diluted                                                 $      (.46)
                                                                          ============

Weighted Average Shares Outstanding                                        12,750,000
                                                                          ============


The accompanying notes are an integral part of the combined pro forma financial statements.

                               -5-

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
F/K/A POLITICS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000
------------------------------------------------------------------------------

Politics.com, Inc. - On July 27, 1999, Loan Oak, Inc., a Delaware corporation (Lone Oak), acquired all of the issued and outstanding common stock of Politics.com, Inc., a Nevada corporation (Politics-Nevada). The transaction has been treated for accounting purposes as a reverse acquisition (purchase) with Politics-Nevada being the acquirer and Lone Oak being the acquired company. As a result of the acquisition, Politics-Nevada became a wholly-owned subsidiary of Lone Oak. In connection with this transaction, Lone Oak changed its name to Politics.com, Inc., a Delaware corporation.

Politics-Nevada was incorporated on March 23, 1999 in the State of Nevada. Politics-Nevada is a development stage enterprise that intended to be a global Internet media company, offering a branded network of information, communication, entertainment, community and commerce services with a common theme of politics.

Computer Assisted Learning & Instruction, Inc.-- The Company was organized under the laws of the State of Utah on January 1, 1994. The Company was formed for the purpose of, but not limited to, the development, marketing, and support of English language training software.

(A) Pro forma Adjustments -- On November 30, 2000, Politics.com, Inc. established a wholly-owned subsidiary, New Politics.com, Inc. (a Nevada corporation) (New Politics), and entered into an asset purchase agreement whereby New Politics acquired from Politics.com, Inc. all of Politics.com, Inc.'s assets and liabilities. As consideration for acquiring the assets, New Politics assumed complete and sole responsibility of and for all obligations associated with the assets acquired.

The Company's ownership interest in New Politics was distributed to the Company's stockholders by issuing one share of New Politics for every share of the Company held by such stockholders. The "spin-off" was approved by the Company's stockholders on January 31, 2001.

On December 15, 2000 Politics.com, Inc. entered into an Agreement and Plan of Reorganization (the Reorganization Agreement) by and between Politics.com, Inc. and Computer Assisted Learning & Instruction, Inc., a Utah corporation
(CALI). The Reorganization Agreement contemplated a closing date of January 31, 2001.

Following the "spin-off", on January 31, 2001, under the terms of the Reorganization Agreement, the shareholders of CALI exchanged 100% of the outstanding common stock of CALI for 11,550,000 shares of Politics.com, Inc. common stock, representing approximately 85.6 percent of the outstanding common stock of Politics.com, Inc. and Politics.com, Inc. changed its name to English Language Learning and Instruction System, Inc. (ELLIS). The exchange resulted in CALI's shareholders holding a larger portion of the voting rights of Politics.com, Inc. than would be held after the merger by the persons who were Politics.com, Inc. shareholders prior to the merger. Accordingly, the transaction was treated for accounting purposes as a reverse merger (purchase) with CALI being the acquirer and Politics.com, Inc. being the acquired company. Consequently, the pro forma adjustment has been made to record the "spin-off" of all assets and liabilities of Politics.com, Inc. held by its subsidiary, New Politics.com, Inc.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

        There have been no changes in or disagreements with our accountants.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company, along with certain biographical information is set forth below. Each director was elected at a special meeting of the Company's shareholders on January 31, 2001, and shall serve until the Company's annual meeting of shareholders in 2002.

NAME                      AGE     POSITION
------                   ----     -------

Francis R. Otto            64     Founder, Chairman and Director

Timothy D. Otto            32     Chief Executive Officer, President
                                  and Director

Kimber B. Jensen           32     Chief Operations Officer and Director

Janet M. Otto              66     Director

     Francis R. Otto, Ph.D. Dr. Otto is the Company's Founder, Chairman of the Board and a Director of the Company. He received a Bachelors of Arts in Spanish from Baldwin-Wallace College, Berea, Ohio, in 1958. Dr. Otto received a Masters of Arts in Spanish Language and Literature in 1960 and a Ph.D. in Educational Administration and Curriculum Development in 1966, both from the University of Wisconsin. Dr. Otto was a Professor of Linguistics at Ohio State University from 1966 until 1973. From 1973 until 1976, he was a Professor of Linguistics at the University of the Americas, Puebla, Mexico.
He was a Professor of Linguistics at Brigham Young University, Provo, Utah, from 1976 through 1990. Dr. Otto has been an active advocate of computer-assisted language instruction throughout his career. He is a charter member of TESOL (Teaching English as a Second Language). In 1982, he founded and served as Director of CALICO (Computer Assisted Learning and Instruction Consortium), an international symposium research group devoted to applying technology to language instruction. He founded the Company in 1990. Dr. Otto is the father of five children and fluent in Spanish. He is 64 years old.

     Timothy D. Otto. Mr. Otto is the Chief Executive Officer, President and a Director of the Company. Mr. Otto has worked at the Company since its inception in 1990. Prior to joining the Company, Mr. Otto studied Business at Brigham Young University in Provo, Utah. He was the Company's Vice-President of Marketing from 1992 until 1994. From 1994 through 1996, he was the Company's Vice-President and Chief Operations Officer, overseeing the development and marketing of the Company's products. Mr. Otto became the Company's President in 1997, assuming responsibility for the Company's daily operations at that time. Since 1997, the Company's average annual sales have increased by an average of one hundred and twelve percent (112%). He became the Company's Chief Executive Officer in 1998. Mr. Otto speaks Spanish fluently and is the father of two children. He is 32 years old.

     Kimber B. Jensen. Mr. Jensen is the Company's Vice-President and Chief Operations Officer. Mr. Jensen joined the Company in early 1997 as Director of Development. Prior to joining the Company, he worked for WordPerfect, Novell, and was a senior consultant for Oracle. Mr. Jensen's duties at Oracle included designing a large-scale internet application for the Department of Defense. During Mr. Jensen's first year as Director of Development, the Company released twice as many products while shaving thirty-three percent (33%) from development costs. In 1998, Mr. Jensen became the Company's Chief Operations Officer, and he continues to oversee the Company's software development, accounting staff, divisional managers and consultants. Mr. Jensen received a B.A. in Economics from Brigham Young University in 1996. He is the father of two children and speaks Portuguese fluently. He is 32 years old.

     Janet M. Otto. Ms. Otto is a Director of the Company. She received a Bachelor of Science from Baldwin-Wallace College, Berea, Ohio, in 1957. Ms. Otto has taught a variety of subjects in public schools, including English as a Second Language. She has served and continues to serve in several capacities with various charitable organizations. She is the mother of five children, the spouse of Francis R. Otto and the mother of Timothy D. Otto. She is 66 years of age.

ITEM 10.  EXECUTIVE COMPENSATION

     Neither Howard R. Baer, the Company's former President and Chief Executive Officer, nor Kevin C. Baer, the Company's former
Secretary/Treasurer, or any other officer or director of the Company received any compensation from the Company during the fiscal year ended December 31, 2000.

     The table below sets forth the compensation paid by Computer Assisted Learning and Instruction, Inc. to Timothy D. Otto and Kimber B. Jensen for the fiscal years ended December 31, 1999 and December 31, 2000.

Timothy D. Otto    1999    $92,696
                   2000    $181,958

Kimber B. Jensen   1999    $86,874
                   2000    $121,281

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of April 13, 2001 certain information with respect to beneficial ownership of the Company's Common Stock by: (i) each person known by the Company to beneficially more than 5% of the Company's Common Stock; (ii) each of the Company's directors, (iii) each of the executive officers of the Company; and (iv) all directors and executive officers as a group. This information is based upon information received from or on behalf of the named individual. Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed.

Name of                   Amount of Nature          Percent of Class
Beneficial Owner          Beneficial Ownership

Francis R. Otto (1)          9,221,000                    63.8%

Timothy D. Otto (2)          1,155,000                     8.0%

Kimber B. Jensen (3)           577,500                     4.0%

Janet M. Otto (1)            9,221,000                    63.8%

All directors and           10,953,500                    75.8%
Executive officers
As a group

(1) Includes shares owned by Francis R. Otto and Janet M. Otto as joint tenants. Also includes shares owned in a family limited partnership over which Francis R. Otto and Janet M. Otto maintain voting control.

(2) Includes shares owned in a family limited partnership over which Timothy
D. Otto maintains voting control.

(3) Includes shares owned in a family limited partnership over which Kimber B Jensen maintains voting control.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

EXHIBIT
NO.      DESCRIPTION


2.1 Agreement and Plan of Reorganization by and among Politics.com, Inc. and Computer Assisted Learning and Instruction, Inc. (2)

3.1   Articles of Incorporation, as amended, of the Company, filed as Exhibit
      2.1 to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 8, 1999 (the "Form 10-SB"). (2)

3.2 Articles of Amendment to Certificate of Incorporation of Politics.com, Inc., as filed as Exhibit 3.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 14, 2001. (2)

3.3   Bylaws of the Company, filed as Exhibit 2.2 to the Company's Form
      10-SB.(2)

10.1  Leases for 3520 North University Avenue, Provo, Utah 84604. (1)

10.2 1999 Combination Stock Option Plan, filed as Exhibit 6.3 to the Company's Form 10-SB. (2)

10.3 Form of Non-Qualified Stock Option Agreement, filed as Exhibit 6.5 to the Company's Form 10-SB. (2)

10.4 Form of Incentive Stock Option Agreement, filed as Exhibit 6.6 to the Company's Form 10-SB. (2)

21.1  Subsidiaries of Politics.com, Inc., a Delaware corporation. (1)
---------------

(1)   Filed herewith.

(2) In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

     (b)  Reports on Form 8-K

     The Company did not file any current reports on Form 8-K during the fourth quarter ended December 31, 2000.


                            SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   POLITICS.COM, INC.

DATE: APRIL 13, 2001               BY:/s/ TIMOTHY D. OTTO
                                      ----------------------------
                                      By: TIMOTHY D. OTTO
                                      CHIEF EXECUTIVE OFFICER, PRESIDENT AND
                                      DIRECTOR

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE                 TITLE                         DATE

/S/ Francis R. Otto
_____________________     Chairman of the Board        April 13, 2001
Francis R. Otto           of Directors


/S/ Timothy D. Otto
____________________      Chief Executive Officer,     April 13, 2001
Timothy D. Otto           President and Director


/S/ Kimber B. Jensen
____________________      Vice President, Chief        April 13, 2001
Kimber B. Jensen          Operations
                          Officer and Director

/S/ Janet M. Otto
____________________      Director                     April 13, 2001
Janet M. Otto