Form 10KSB/A
period 2000-12-31
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2001-05-11
CIK 1094231

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-KSB/A
       (Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

           3520 North University Avenue, Suite 275, Provo, UT 84604
      -----------------------------------------------------------------
          (Address of Principal Executive Offices)        (Zip Code)

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

                       COMMON STOCK, PAR VALUE $.00001
             ----------------------------------------------------
                              (Title of Class)



            -----------------------------------------------------
                               (Title of Class)

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

         The aggregate market value of the common stock, $.00001 par value, of the registrant held by non-affiliates (computed by reference to the closing price of the issuer's common stock on the NASD's OTC Bulletin Board on May 10,
2001) was approximately $ 6,799,220.

         As of May 4, 2001, there were 13,728,293 outstanding shares of the issuer's common stock, $.00001 par value.

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

     On January 31, 2001, a special meeting of the shareholders of Politics.com, Inc. was held in Tempe, Arizona. The shareholders of Politics.com, Inc. (i) approved the spin off of its ownership interest in New Politics.com, Inc., a Nevada corporation ("New Poco"), to Politics.com, Inc.'s shareholders of record as of January 5, 2001 (the "Spin Off"); (ii) approved a one for ten reverse split of its common stock (the "Reverse Split"); (iii) approved an Agreement and Plan of Reorganization (the "Reorganization Agreement") between Politics.com, Inc. and Computer Assisted Learning and Instruction, Inc., a Utah corporation ("CALI"), whereby CALI was merged with and into Politics.com, Inc. and Politics.com, Inc. changed its name to English Language Learning and Instruction System, Inc. ("ELLIS") and the shareholders of CALI received 11,550,000 post Reverse Split shares of ELLIS; and (iv) elected Francis R. Otto, Timothy D. Otto, Kimber B. Jensen, and Janet M. Otto to the Board of Directors.

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

     The complete line of ELLIS products has been developed fully by the Company and the Company is the sole owner of the ELLIS software. All ELLIS distributors are working under expired contracts, with the exception of one distributor in the U.S. Mid-West, who continues to have certain distribution rights. With this particular exception, the Company has all worldwide distribution rights.

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

SALES METHODS

     The primary change in organizational direction that the Company will undertake, commencing immediately upon the availability of external capital, is the augmentation of its present sales and distribution model, wherein it previously relied almost exclusively on third-party agents and distributors for product sales. While some of these agents have been extremely successful, several have not achieved the potential sales levels that ELLIS should command. Further, the sales commissions payable to such distributors (up to as high as 50% of revenue) have become a major factor limiting the Company's profitability and growth. The Company believes that it will be more effective both in increasing sales and in enhancing profitability by enhancing this sales model with one in which the Company will control its own branches and sales personnel, and in which it will sell its ELLIS products directly to all clients not serviced by its contracted distributors. The Company anticipates that, even with the start-up costs and additional ongoing expenses likely to be incurred as a result of this change, it will materially improve its profit performance. It is anticipated that the cost of commission on sales will be reduced to an estimated 20-25% of sales revenue from the current level of approximately 50% of sales revenue.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company currently rents approximately 5,647 square feet of office space at a total cost of $6,839 per month for its principal executive offices located at 3520 North University Avenue, Suite 275, Provo, Utah 84604. These leases all expire in January 2003. The Company believes that its properties are in good condition and satisfactory for its operations.

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

                                  High       Low
                                 ------     -------
1999
----
First Quarter                     $8.75      $0.625
Second Quarter                    $15.3125   $2.50
Third Quarter                     $103.75    $19.6875
Fourth Quarter                    $63.75     $31.25

2000
----
First Quarter                     $52.50     $16.25
Second Quarter                    $23.75     $3.75
Third Quarter                     $19.375    $1.875
Fourth Quarter                    $5.00      $0.40

2001
----
First Quarter                     $5.00      $1.20
Second Quarter (through April 12) $3.125     $1.50

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

Cost of Good Sold. Cost of goods sold for the fiscal year ended December 31, 2000 were approximately $63,000, compared to approximately $26,000 for the fiscal year ended December 31, 1999. This increase was due primarily to increased sales and new product releases, requiring the manufacture of additional product.

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

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
BALANCE SHEETS (CONTINUED)
December 31, 2000 and 1999
                                                2000           1999
------------------------------------------ --------------- --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                         $      219,757  $      92,405
  Accrued payroll liabilities                      85,433         56,133
  Pension payable                                  68,560        161,417
  Income taxes payable                            343,966         37,144
                                           --------------- --------------

      Total current liabilities                   717,716        347,099

Deferred Tax Liability                             15,571          9,071

Stockholder Loan                                        -        750,660
                                           --------------- --------------

      Total liabilities                           733,287      1,097,759

Stockholders' Equity:
  Common stock, no par value, 20,000,000
    shares authorized, 11,550,000 shares
    issued and 11,253,000 shares
    outstanding                                   462,451         21,685
  Treasury stock, 296,500 shares                        -              -
  Cumulative other comprehensive loss                (740)             -
  Retained earnings (deficit)                     311,840       (122,981)
                                           --------------- --------------

      Total stockholders' equity                  773,551       (101,296)
                                           --------------- --------------

         Total liabilities and
          stockholders' equity             $    1,506,838  $     996,463
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


COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2000 and 1999

------------------------------------------------------------------------------------------------------
                                                                   Cumulative
                                                       Treasury      Other
                                    Common Stock        Stock    Comprehensive   Retained
                                 Shares     Amount      Shares       Loss        Earnings    Total
                              ---------- ----------- ----------- ------------- ------------ ----------
Balance at December 31, 1998       1,000 $    21,685          -  $          -  $  (272,705) $(251,020)

Issuance of Stock                  1,715           -          -             -            -          -

Net Income                             -           -          -             -      149,724    149,724
                              ---------- ----------- ----------- ------------- ------------ ----------

Balance at December 31, 1999       2,715      21,685          -             -     (122,981)  (101,296)

Issuance of Stock              4,090,285           -     296,500            -            -          -

Contributed Capital            7,160,000     440,766           -            -            -    440,766

Comprehensive Net Income
Calculation:
 Net Income                           -            -           -            -      443,892    443,892
 Other Comprehensive Loss:
  Foreign currency translation
   adjustments                        -            -           -         (740)           -       (740)
                              ---------- ----------- ----------- ------------- ------------ ----------

Balance at December 31, 2000  11,253,000 $   462,451     296,500 $       (740) $   311,840  $ 773,551
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

Research and Development Costs - Research and development expenditures, consisting primarily of software development costs incurred prior to achieving technological feasibility are charged to operations as incurred. After technological feasibility is established any additional software development costs would be capitalized in accordance

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------

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

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
(F/K/A Politics.com, Inc. and Computer Assisted
Learning and Instruction, Inc.)
PRO FORMA COMBINED BALANCE SHEET
December 31, 2000
(Unaudited) - Continued
-----------------------------------------------------------------------------

                                                             Pro forma
                                        CALI,       ELLIS,    Increase    Pro forma
                                        Inc.        Inc.     (Decrease)   Combined
                                   ------------ ------------ ------------ ------------
Stockholders' Equity:                                              (A)
  Preferred stock, $0.00001 par
   value, 50,000,000 shares
   authorized, none issued                   -            -            -           -
  Common stock, $0.00001 par
   value, 20,000,000 shares
   authorized, 1,201,000 shares
   issued and outstanding                    -           12          (12)          -
  Common stock, no par value,
   20,000,000 shares authorized,
   11,550,000 shares issued
   and $11,253,000 shares
   outstanding                         462,451            -      (462,451)         -
  Common stock, $0.00001 par
   value, 20,000,000 shares
   authorized, 12,750,001 shares
   issued and outstanding                    -            -           128        128
  Treasury stock, 297,000 shares             -            -             -          -
  Additional paid-in capital                 -    6,808,231    (6,345,908)   462,323
  Cumulative other comprehensive
   income                                 (740)           -             -       (740)
  Retained earnings                    311,840            -             -    311,840
  Deficit accumulated during
    development stage                        -   (9,147,415)    9,147,415          -
                                   ------------ ------------ ------------ ------------
      Total stockholders' equity
       (deficit)                       773,551   (2,339,172)    2,339,172    773,551
                                   ------------ ------------ ------------ ------------
      Total liabilities and
       stockholders' equity
       (deficit)                   $ 1,506,838  $   103,467  $  (103,467) $1,506,838
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

NAME                      AGE     POSITION
-----                     ----    -----------

Francis R. Otto           64      Founder, Chairman and Director

Timothy D. Otto           32      Chief Executive Officer, President
                                  and Director

Kimber B. Jensen          32      Chief Operations Officer and Director

Janet M. Otto             66      Director

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

Name of                  Amount of Nature         Percent of Class
Beneficial Owner         Beneficial Ownership

Francis R. Otto (1)      9,221,000                63.8%

Timothy D. Otto (2)      1,155,000                8.0%

Kimber B. Jensen (3)     577,500                  4.0%

Janet M. Otto (1)        9,221,0006               3.8%

All directors and        10,953,500               75.8%
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

3.2 Articles of Amendment to Certificate of Incorporation of Politics.com, Inc., as filed as Exhibit 3.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 14, 2001. (2)

3.3   Bylaws of the Company, filed as Exhibit 2.2 to the Company's Form 10-SB.
     (2)

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

                                 POLITICS.COM, INC.

DATE: MAY 10, 2001               BY:/s/ TIMOTHY D. OTTO
                                      ----------------------------
                                        TIMOTHY D. OTTO
                                        CHIEF EXECUTIVE OFFICER, PRESIDENT AND
                                        DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE                 TITLE                         DATE

/S/ Francis R. Otto
_____________________     Chairman of the Board        May 10, 2001
Francis R. Otto           of Directors


/S/ Timothy D. Otto
____________________      Chief Executive Officer,     May 10, 2001
Timothy D. Otto           President and Director


/S/ Kimber B. Jensen
____________________      Vice President, Chief        May 10, 2001
Kimber B. Jensen          Operations
                          Officer and Director

/S/ Janet M. Otto
____________________      Director                     May 10, 2001
Janet M. Otto