Form 10QSB
period 2001-03-31
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2001-05-21
CIK 1094231

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________ TO _____________.

       COMMISSION FILE NUMBER: 0-27591

            ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
      _________________________________________________________________
      (Exact name of small business issuer as specified in its charter)

            DELAWARE                                  33-0836078
 _____________________________              ________________________________
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

          3520 NORTH UNIVERSITY AVENUE, SUITE 275, PROVO, UTAH 84604
      __________________________________________________________________
                   (Address of principal executive offices)

                                (801) 374-3424
                           ________________________
                         (Issuer's telephone number)

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 18, 2001, the issuer had outstanding 13,708,293 shares of Common Stock, par value $0.00001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The unaudited financial statements of English Language Learning and Instruction System, Inc., a Delaware corporation (the "Company"), as of March 31, 2001, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

                    CONSOLIDATED FINANCIAL INFORMATION OF

                        ENGLISH LANGUAGE LEARNING AND

                   INSTRUCTION SYSTEM, INC. AND SUBSIDIARY

                          March 31, 2001 (Unaudited)

                              TABLE OF CONTENTS
                                                                     Page
______________________________________________________________________________

CONSOLIDATED FINANCIAL STATEMENTS:

  Balance Sheet                                                          1

  Statements of Operations                                               3

  Statements of Cash Flows                                               4

  Notes to Consolidated Financial Statements                             5

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
CONSOLIDATED BALANCE SHEET
March 31, 2001 (Unaudited)
______________________________________________________________________________


ASSETS

Current Assets:
  Cash                                              $      98,816
  Accounts receivable - net of allowance                  875,085
  Employee receivable                                       5,611
  Inventories                                              56,604
  Prepaid expenses                                          3,009
  Deferred tax assets                                       9,857
                                                    --------------

        Total current assets                            1,048,982

Fixed Assets:
  Property and equipment                                  742,731
  Accumulated depreciation                               (375,333)
                                                    --------------

  Net fixed assets                                        367,398

  Other Assets                                             34,043
                                                    --------------

  Total assets                                      $   1,450,423
                                                    ==============

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
CONSOLIDATED BALANCE SHEET (Continued)
March 31, 2001 (Unaudited)
_____________________________________________________________________________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                  $     445,427
  Accrued payroll liabilities                              68,425
  Pension payable                                          68,560
  Income taxes payable                                    343,966
                                                    --------------

     Total current liabilities                            926,378

Deferred Tax Liability                                     20,610
                                                    --------------

        Total liabilities                                 946,989

Stockholders' Equity:
  Preferred stock, $0.00001 par value, 50,000,000
    shares authorized, none issued                              -
  Common stock, $0.00001 par value, 20,000,000
    Shares authorized, 13,708,293 shares
    issued outstanding                                        137
  Additional paid-in capital                            2,117,190
  Cumulative other comprehensive loss                        (954)
  Accumulated deficit                                  (1,612,938)
                                                    --------------

     Total stockholders' equity                           503,435
                                                    --------------

     Total liabilities and stockholders' equity     $   1,450,423
                                                    ==============

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
______________________________________________________________________________

                                                 Three Months  Three Months
                                                 Ended March   Ended March
                                                 31, 2001      31, 2000
                                                 ------------- --------------
                                                 (Unaudited)  (Unaudited)

Software Sales                                   $  1,325,016  $     879,926
Non-Software Sales                                          -          6,859
                                                 ------------- --------------

    Total sales                                     1,325,016        886,785

Operating Expenses                                  1,694,615        626,070
                                                 ------------- --------------

  Operating Income (Loss)                            (369,599)       260,715

Other Income (Expense):
  Nonrecurring consulting expenses                   (837,500)             -
  Nonrecurring organizational expenses               (708,601)             -
  Interest income                                       1,520          1,576
  Other income (expense)                                    -           (433)
  Gain (loss) on sale of fixed assets                  (5,333)         4,634
  Interest expense                                       (226)             -
                                                 ------------- --------------

    Total other income (expense)                    1,550,140          5,777
                                                 ------------- --------------

Income (Loss) Before Income Taxes                  (1,919,739)       266,492

Provision for Income Tax:
  Current                                                   -         98,602
  Deferred                                              5,039          2,466
                                                 ------------- --------------

    Total income tax expense                            5,039        101,068
                                                 ------------- --------------

Net Income (Loss)                                $ (1,924,778) $     165,424
                                                 ============= ==============

Earnings (Loss)Per Share-Basic and Fully Diluted $       (.16) $      128.63
                                                 ============= ==============

Weighted Average Shares Outstanding                12,095,188          1,286
                                                 ============= ==============

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
______________________________________________________________________________

                                               Three Months    Three Months
                                               Ended March 31, Ended March31,
                                               2001,           2000
                                               --------------- --------------
Cash Flows from Operating Activities:
  Net income (loss)                            $   (1,924,778) $     165,424
  Adjustments to reconcile net income (loss)
   to net cash provided by (used) operating
   activities:
     Depreciation                                      19,631         14,754
     Deferred taxes                                     5,039          2,466
     Nonrecurring consulting and
      organizational expenses                       1,546,101              -
     (Gain) loss on sale of fixed assets                5,333         (4,634)
     (Increase) decrease in operating assets:
       Accounts receivable                            157,974         27,185
       Employee receivable                             (1,565)         1,175
       Inventories                                    (11,126)       (17,621)
       Prepaid expenses                                     -         10,000
     Increase (decrease) in operating liabilities:
       Accounts payable                                25,671         30,289
       Accrued payroll liabilities                    (17,007)        (2,857)
       Income taxes payable                                 -         84,852
                                               --------------- --------------

         Total adjustments                          1,730,051        145,609
                                               --------------- --------------

     Net cash provided (used) by
      operating activities                           (194,727)       311,033

Cash Flows from Investing Activities:
  Proceeds from sale of fixed assets                    3,500          5,000
  Purchase of equipment                               (36,476)       (47,750)
                                               --------------- --------------

     Net cash used by investing activities            (32,976)       (42,750)

Cash Flows from Financing Activities:
   Net payments on stockholder loan                         -        (83,313)
  Proceeds from issuance of stock                     308,560              -
                                               --------------- --------------
     Net cash provided (used) by
     financing activities                             308,560        (83,313)
                                               --------------- --------------

Net Increase in Cash                                   80,857        184,970

Beginning Cash                                         17,959         61,614
                                               --------------- --------------

Ending Cash                                    $       98,816  $     246,584
                                               =============== ==============

Supplemental Information:

    The Company paid $226 and $0 in interest during the three months ended March 31, 2001 and 2000, respectively. The Company paid $0 and $13,750 in taxes during the three months ended March 31, 2001 and 2000.

    During the three months ended March 31, 2001, the Company paid for consulting services in the amount of $200,000 by allowing the service provider to retain funds from an equity transaction. In addition, stock was issued for consulting and organization fees in the amount of $1,146,101.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
NOTES TO FINANCIAL STATEMENTS
_____________________________________________________________________________


Note 1.  Accounting Policies
         -------------------

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, if any, and with the historical information of the Company.


Note 2.  Agreements with Distributors
         ----------------------------

Prior to 2001, the Company recorded revenue at the price at which the software was sold to its distributors under agreements with their distributors. The Company has renegotiated its agreements with the Company's distributors allowing the Company to record revenue at the price the software was sold to the customer effective January 1, 2001. Distributors are then paid a commission for each sale.

The effect of this change on current year income is to increase software sales revenue by $546,504, the amount of distributor commissions reported as a component of Operating Expenses on the Consolidated Statements of Operations for the three months ended March 31, 2001. This change will have no effect on earnings per share.


Note 3. Line of Credit
        --------------

During the three months ended March 31, 2001, the Company obtained a line of credit from a bank. This line of credit has a limit of $250,000 and bears interest at a variable rate. Interest is payable monthly. The line is due March 20, 2002. At March 31, 2001, the balance outstanding on this line of credit was $0.


Note 4. Operating Leases
        ----------------

On February 1, 2001, the Company entered into a three year lease agreement for office space. The monthly payment is $6,839 and increases over the three year term as follows.
                        Year 1      $  6,839
                        Year 2         6,976
                        Year 3         7,115

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
NOTES TO FINANCIAL STATEMENTS
______________________________________________________________________________


Note 5. Equity Transactions
        -------------------

On December 15, 2000, the Company entered into an Agreement and Plan of Reorganization (Reorganization Agreement). This Reorganization Agreement was executed on January 31, 2001 and was accounted for as a reverse merger with Politics.com, inc., a Delaware corporation incorporated in January 1997. All of the outstanding common stock of Computer Assisted Learning and Instruction, Inc.(CALI) (11,550,000 shares) was exchanged for 11,550,000 of common stock of Politics.com, Inc. (POCO). The transaction, accounted for as a reverse merger acquisition, resulted in the recapitalization of CALI insasmuch as it was deemed to be the acquiring entity for accounting purposes. POCO then changed its name to English Language Learning and Instruction System, Inc. (ELLIS). The consolidated financial statements of the Company as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are the net assets and operations of CALI.

In connection with the reverse merger with POCO, the Company entered into an agreement to pay $400,000 in cash and requiring 250,000 of the combined entity's common shares be issued for consulting services at a value of $.59 per share. An additional 500,000 of the combined entities common shares were to be issued for $0.01 in cash with the remaining value of $290,000 to be considered as consulting services. The Company has recognized a nonrecurring consulting expense of $837,500 in relation to the cash paid and common shares issued.

In addition, in relation to the reverse merger, 1,201,018 shares were issued to POCO shareholders. These shares are treated as a one-time organizational expense in the amount of $708,601.

On March 25, 2001, the Company sold 503,775 common shares of stock for $503,775. Each common share also carries a warrant to purchase another common share at a share price of $4.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis of the Company's and the Company's predecessor's financial condition as of March 31, 2001 and the Company's and the Company's predecessor's results of operations for the periods ended March 31, 2001 and March 31, 2000 should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. All information contained in this Item 2 reflects only the Company's continuing operations.

Results of Operations

     The Company's current operations consist of operations historically conducted by Computer Assisted Learning and Instruction System, Inc.

Comparison of the Three Month Periods Ended March 31, 2001 and March 31, 2001

     Revenues. Revenues for the three month period ended March 31, 2001 were $1,325,016, compared to $879,926 for the three month period ended March 31, 2000. This increase was due primarily to the $565,035 in dealer commissions that are now booked directly as ELLIS revenue due to the Company's revision of its distribution network. As expected, sales were lower due to the restructuring of the Company, the Company's distribution system, and new contracts with the Company's dealers. Most of the Company's dealers were not under contract for much of the fourth fiscal quarter of 2000 and did not enter into new agreements with the Company until February of 2001.

     Cost of Goods. Cost of goods sold for the three month period ended March 31, 2001 were $10,663, compared to $2,949 for the three month period ended March 31, 2000. This increase was due primarily to the release and manufacturing of the Company's new "ELLIS for Kids" products.

     General and Administrative Expenses. General and administrative expenses for the three month period ended March 31, 2001 were $812,173, compared to $605,848 for the three month period ended March 31, 2000. This increase was due to increased costs associated with the hiring of additional employees associated with the Company's marketing expansion and restructuring.

     Depreciation and Amortization. Depreciation and amortization costs for the three month period ended March 31, 2001 were $19,631, compared to $14,754 for the three month period ended March 31, 2000. This increase was due primarily to an increase in the Company's capital expenditures associated with geographic expansion, and reclassification of the depreciation schedule of certain of the Company's assets.

Liquidity and Capital Resources

     The Company has funded its cash requirements primarily through cash flows from its operating activities. The Company did, however, raise net proceeds of $438,284 during the period ended March 31, 2001 in a private offering of common stock and warrants. The Company has established a line of credit from a commercial bank in the amount of $350,000, of which approximately $150,000 remains available. The Company is currently seeking a $1,000,000 equity investment through a private placement of its common stock.

     The Company is currently incurring cash expenses in the amount of approximately $341,000 per month, of which fixed costs account for approximately $190,000. The Company anticipates capital expenditures will be approximately $100,000 for the current fiscal year.


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Change in Securities.

     On January 31, 2001, a special meeting of the shareholders of Politics.com, Inc. was held in Tempe, Arizona. At this meeting, the shareholders of Politics.com, Inc., among other things, (i) approved a one for ten reverse split of its common stock (the "Reverse Split"); (ii) approved an Agreement and Plan of Reorganization (the "Reorganization Agreement") between Politics.com, Inc. and Computer Assisted Learning and Instruction, Inc., a Utah corporation ("CALI"), whereby CALI was merged with and into Politics.com, Inc. and Politics.com, Inc. changed its name to English Language Learning and Instruction System, Inc. and the shareholders of CALI received 11,550,000 post Reverse Split shares of the Company.

     Also on January 31, 2001, the Company issued an aggregate of 503,775 "Units" at a price of $1.00 per Unit. Each Unit consists of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock at a price of $4.00 per share. The Units and the underlying components thereof were issued in reliance on exemptions from registration under Regulation D of the Securities Act of 1933, as amended.

     In March 2001, the Company issued an aggregate of 750,000 shares of the Company's common stock to Carriage House Capital as fees for assistance with the Reorganization and the offering of Units. These shares were issued in reliance on exemptions from registration under Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

     At the January 31, 2001 special meeting of the shareholders of Politics.com, Inc., the shareholders of Politics.com, Inc. (i) approved the spin off of its ownership interest in New Politics.com, Inc., a Nevada corporation, to Politics.com, Inc.'s shareholders of record as of January 5, 2001; (ii) approved the Reverse Split; (iii) approved the Reorganization Agreement; and (iv) elected Francis R. Otto, Timothy D. Otto, Kimber B. Jensen, and Janet M. Otto to the Board of Directors.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

     The Company filed a report on Form 8-K on February 14, 2001 concerning the Reorganization and the other matters approved by the Company's shareholders at the January 31, 2001 special meeting.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 18, 2001    ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.

                            /S/ TIMOTHY D. OTTO
                       By:__________________________________
                          TIMOTHY D. OTTO
                          Chief Executive Officer and President



                            /S/ KIMBER B. JENSEN
                       By:__________________________________
                          KIMBER B. JENSEN
                          Vice President, Chief Operations Officer, Chief Financial Officer and Director