Form 10QSB
period 2001-06-30
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2001-08-03
CIK 1094231

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________ TO _____________.

       COMMISSION FILE NUMBER: 0-27591

            ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
      _________________________________________________________________
      (Exact name of small business issuer as specified in its charter)

                DELAWARE                         33-0836078
      ______________________________    _______________________________
     (State or other jurisdiction of    IRS Employer Identification No.)
     incorporation or organization

          3520 NORTH UNIVERSITY AVENUE, SUITE 275, PROVO, UTAH 84604
      _________________________________________________________________
                   (Address of principal executive offices)

                                (801) 374-3424
      _________________________________________________________________
                         (Issuer's telephone number)

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of July 27, 2001, the issuer had outstanding 14,232,221shares of Common Stock, par value $0.00001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements of English Language Learning and Instruction System, Inc., a Delaware corporation (the "Company"), as of June 30, 2001, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

                    CONSOLIDATED FINANCIAL INFORMATION OF
                        ENGLISH LANGUAGE LEARNING AND
                   INSTRUCTION SYSTEM, INC. AND SUBSIDIARY

                          June 30, 2001 (Unaudited)

                              TABLE OF CONTENTS
                                                                         Page
_____________________________________________________________________________


CONSOLIDATED FINANCIAL STATEMENTS:

     Balance Sheet                                                         1

     Statements of Operations                                              3

     Statements of Cash Flows                                              4

     Notes to Consolidated Financial Statements                            5

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
CONSOLIDATED BALANCE SHEET
June 30, 2001 (Unaudited)
______________________________________________________________________________

ASSETS

Current Assets:
  Cash                                                      $        64,437
  Accounts receivable - net of allowance                          2,503,809
  Employee receivable                                                 8,078
  Inventories                                                        73,619
  Prepaid expenses                                                    3,009
  Deferred tax assets                                                 9,857
                                                            ----------------

      Total current assets                                        2,662,809

Fixed Assets:
  Property and equipment                                            684,934
  Accumulated depreciation                                         (379,867)
                                                            ----------------

      Net fixed assets                                              305,067

Other Assets                                                         58,622
                                                            ----------------

         Total assets                                       $     3,026,498
                                                            ================

See accompanying footnotes.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
CONSOLIDATED BALANCE SHEET (Continued)
June 30, 2001 (Unaudited)
______________________________________________________________________________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                             $    137,032
  Accrued payroll liabilities                                        88,387
  Pension payable                                                    68,560
  Note payable                                                       98,825
  Income taxes payable                                              343,966
                                                            ----------------

     Total current liabilities                                      736,770

Deferred Tax Liability                                               19,740
                                                            ----------------

     Total liabilities                                              756,510

Stockholders' Equity:
  Preferred stock, $0.00001 par value, 50,000,000
    shares authorized, none issued                                        -
  Common stock, $0.00001 par value, 20,000,000 shares
    authorized, 14,242,271 shares issued and outstanding                142
  Additional paid-in capital                                      2,737,633
  Cumulative other comprehensive loss                                  (954)
  Retained deficit                                                 (466,833)
                                                            ----------------

     Total stockholders' equity                                   2,269,988
                                                            ----------------

           Total liabilities and stockholders' equity       $     3,026,498
                                                            ================


See accompanying footnotes.


ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
___________________________________________________________________________________

                                      Three Months  Three Months  Six Months   Six Months
                                      Ended June    Ended June    Ended June   Ended June
                                      30, 2001      30, 2000      30, 2001     30, 2000
                                      (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)
                                      ------------- ------------- ------------ ------------
Software Sales                        $  4,022,900  $  1,480,439  $ 5,348,416  $ 2,360,364
Non-Software Sales                          90,957        19,687       90,957       26,546
                                      ------------- ------------- ------------ ------------

  Total sales                            4,113,857     1,500,126    5,439,373    2,386,910

Operating Expenses                       2,780,627       718,221    4,475,743    1,344,291
                                      ------------- ------------- ------------ ------------

Operating Income                         1,333,230       781,905      963,630    1,042,619


Other Income (Expense):
  Nonrecurring consulting expenses        (163,228)            -   (1,000,728)           -
  Nonrecurring organizational expenses      (5,406)            -     (714,006)           -
  Interest income                               57         2,621        1,578        4,197
  Other income (expense)                         -        14,262            -       13,829
  Gain (loss) on sale of fixed assets      (15,449)       (5,100)     (20,782)        (466)
  Interest expense                          (3,969)      (19,147)        (226)     (30,930)
                                      ------------- ------------- ------------ ------------

    Total other income (expense)          (187,995)      (19,147)  (1,738,132)     (13,370)
                                      ------------- ------------- ------------ ------------

Income (Loss) Before Income Taxes        1,145,235       762,757     (774,502)   1,029,249

Provision for Income Tax:
  Current                                        -       281,050            -      379,652
  Deferred                                    (870)            -        4,169        2,466
                                      ------------- ------------- ------------ ------------

    Total income tax expense                  (870)      281,050        4,169      382,118
                                      ------------- ------------- ------------ ------------

Net Income (Loss)                     $  1,146,105  $    481,707  $  (778,671) $   647,131
                                      ============= ============= ============ ============

Earnings (Loss) Per Share -  Basic
  and Fully Diluted                   $       0.08  $     172.65  $     (0.06) $    231.95
                                      ============= ============= ============ ============

Weighted Average Shares Outstanding     13,781,514         2,790   12,920,651        2,790
                                      ============= ============= ============ ============


                                    -3-

See accompanying footnotes



ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
____________________________________________________________________________________________

                                                                 Six Months     Six Months
                                                                 Ended June     Ended June
                                                                 30, 2001       30, 2000
                                                                 -------------- ------------
                                                                 (Unaudited)    (Unaudited)
Cash Flows from Operating Activities:
  Net income (loss)                                              $    (778,671) $   647,131
  Adjustments to reconcile net income (loss) to net
   cash provided by (used) operating activities:
     Depreciation                                                       39,073       30,059
     Deferred taxes                                                      4,169        2,466
     Noncash wages                                                      24,000            -
     Nonrecurring consulting and organizational expenses             1,714,734            -
     (Gain) loss on sale of fixed assets                                20,782          466
     (Increase) decrease in operating assets:
        Accounts receivable                                         (1,470,750)    (642,307)
        Employee receivable                                             (4,032)         789
        Inventories                                                    (28,141)         268
        Prepaid expenses                                                     -       10,000
        Other assets                                                   (24,578)       2,000
     Increase (decrease) in operating liabilities:
        Accounts payable                                               (82,725)       1,524
        Accrued payroll liabilities                                      2,953       12,292
        Pension payable                                                      -       18,505
        Income taxes payable                                                 -      365,902
                                                                 -------------- ------------

           Total adjustments                                           195,485     (198,036)
                                                                 -------------- ------------

     Net cash provided (used) by operating activities                 (583,186)     449,095

Cash Flows from Investing Activities:
  Proceeds from sale of fixed assets                                    41,500       10,600
  Purchase of equipment                                                (47,036)     (66,280)
                                                                 -------------- ------------

     Net cash used by investing activities                              (5,536)     (55,680)

Cash Flows from Financing Activities:
  Net payments on stockholder loan                                           -     (153,553)
  Proceeds from note payable                                            98,825            -
  Proceeds from issuance of stock                                      536,375            -
                                                                 -------------- ------------

     Net cash provided (used) by financing activities                  635,200     (153,553)
                                                                 -------------- ------------

Net Increase in Cash                                                    46,478      239,862

Beginning Cash                                                          17,959       61,614
                                                                 -------------- ------------

Ending Cash                                                      $      64,437  $   301,476
                                                                 ============== ============

Supplemental Information:
------------------------

   The Company paid $3,969 and $30,930 in interest during the six months ended June 30, 2001 and 2000, respectively.  The Company paid $0 and $13,750 in taxes during the six months ended June 30, 2001 and 2000, respectively.

   During the six months ended June 30, 2001, the Company paid for services in the amount of
   $400,000 by allowing the service provider to retain funds from equity transactions.  In addition, stock was issued for consulting and organization fees in the amount of
   $1,314,734.  Also, the Company issued 20,000 shares to a former employee for services rendered; resulting in a noncash expense of $24,000.

See accompanying footnotes.

                                    -4-

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________

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

Note 2. Agreement with Distributors
        ---------------------------

Prior to 2001, the Company recorded revenue at the price the software was sold to its distributors consistent with the distribution agreements. The Company has renegotiated its agreements with the distributors allowing the Company to record revenue at the price the software is sold to the customer effective January 1, 2001. Distributors are then paid a commission for each sale.

The effect of this change in the distributor relationship is to increase software sales revenue by $1,402,248 and $1,965,032, the amount of distributor commissions reported as a component of Operating Expenses on the Consolidated Statements of Operations for the three and six months ended June 30, 2001, respectively. This change will have no effect on net income (loss) or earnings (loss) per share.

Note 3. Note Payable
        ------------

During the three months ended June 30, 2001, the Company obtained a loan from a bank. This loan has a limit of $250,000 and bears interest at a variable rate. Interest is payable monthly. The loan is due April 20, 2002. At June 30, 2001, the balance outstanding on this loan was $98,825.

Note 4. Operating Leases
        ----------------

During the three months ended June 30, 2001, the Company entered into two three- year lease agreements for vehicles. The monthly payments are $1,161 and $760.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________

Note 5. Equity Transactions
        -------------------

On December 15, 2000, the Company entered into an Agreement and Plan of Reorganization (Reorganization Agreement). This Reorganization Agreement was executed on January 31, 2001 and was accounted for as a reverse merger with Politics.com, Inc., a Delaware corporation incorporated in January 1997. All of the outstanding common stock of Computer Assisted Learning and Instruction, Inc. (CALI) (11,550,000 shares) was exchanged for 11,550,000 of common stock of Politics.com, Inc. (POCO). The transaction, accounted for as a reverse merger acquisition, resulted in the recapitalization of CALI insasmuch as it was deemed to be the acquiring entity for accounting purposes. POCO then changed its name to English Language Learning and Instruction System, Inc. (ELLIS). The consolidated financial statements of the Company as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are the net assets and operations of CALI.

In connection with the reverse merger with POCO, the Company entered into an agreement to pay $400,000 in cash and requiring 250,000 of the combined entity's common shares be issued for consulting services at a value of $0.59 per share. An additional 781,428 of the combined entity's common shares were to be issued for $0.01 per share in cash with the remaining value of $290,000 to be considered as consulting services. The Company has recognized a nonrecurring consulting expense of $1,000,728 in relation to the cash paid and common shares issued.

In addition, in relation to the reverse merger, 1,210,180 shares were issued to POCO shareholders. These shares are treated as a one-time organizational expense in the amount of $714,006.

On June 13, 2001, the Company sold 202,500 common shares of stock for $405,000.

The Company issued 20,000 shares to a former employee for services rendered. As a result it recorded $24,000 in wage expense for the three months ended June 30, 2001.

Note 6. Income Taxes
        ------------

No income tax expense has been calculated for the three and six months ended June 30, 2001. The Company has a net operating loss for the year to date. No deferred tax asset or deferred tax benefit has been recognized since it is not known whether the benefit from the net operating loss to date will be realized.

Note 7. Subsequent Event
        ----------------

The Company granted options for the purchase of 117,200 shares of stock to employees on July 1, 2001. The options may be exercised at $1 per share and vest ratably over four years.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

      The following discussion and analysis of the Company's and the Company's predecessor's financial condition as of June 30, 2001 and the Company's and the Company's predecessor's results of operations for the three and six month periods ended June 30, 2001 and June 30, 2000 should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. All information contained in this Item 2 reflects only the Company's continuing operations.

Results of Operations

      The Company's current operations consist of operations historically conducted by Computer Assisted Learning and Instruction System, Inc.

Comparison of the Three Month Periods Ended June 30, 2001 and June 30,
2000

      Revenues. Revenues for the three month period ended June 30, 2001 were $4,113,857, compared to $1,500,126 for the three month period ended June 30, 2000. As expected, the company was able grow revenue through its larger and more efficient domestic distribution network. There is also an increase of $1,376,713 in dealer commissions that are now booked directly as ELLIS revenue due to the Company's revision of its distribution network.

      Cost of Goods. Cost of goods sold for the three month period ended June 30, 2001 were $17,815, compared to $48,513 for the three month period ended June 30, 2000. This decrease was due primarily to the large number of products manufactured for the ELLIS 2.1 Academic and Business products during the second quarter of 2000.

      General and Administrative Expenses. General and administrative expenses for the three month period ended June 30, 2001 were $883,152, compared to $488,582 for the three month period ended June 30, 2000. This increase was due to increased costs associated with the hiring of additional employees associated with the Company's marketing expansion and restructuring.

       Depreciation and Amortization. Depreciation and amortization costs for the three month period ended June 30, 2001 were $19,442, compared to $15,305 for the three month period ended June 30, 2000. This increase was due primarily to an increase in the Company's capital expenditures associated with geographic expansion.

Comparison of the Six Month Periods Ended June 30, 2001 and June 30,
2000

      Revenues. Revenues for the six month period ended June 30, 2001 were $5,38,416, compared to $2,360,364 for the six month period ended June 30, 2000. Although most of the Company's dealers were not under contract until February of 2001, sales have increased substantially due to a larger and more efficient sales network and stronger market conditions. In addition, there are $1,929,663 in dealer commissions that are now booked directly as ELLIS revenue due to the Company's revision of its distribution network.

      Cost of Goods. Cost of goods sold for the six month period ended June 30, 2001 were $28,478, compared to $51,462 for the six month period ended June 30, 2000. This decrease was due primarily to the large number of products manufactured for the ELLIS 2.1 Academic and Business products during the second quarter of 2000.

      General and Administrative Expenses. General and administrative expenses for the six month period ended June 30, 2001 were $1,695,325, compared to $1,094,430 for the six month period ended June 30, 2000. This increase was due to increased costs associated with the hiring of additional employees associated with the Company's marketing expansion and restructuring.

      Depreciation and Amortization. Depreciation and amortization costs for the six month period ended June 30, 2001 were $39,073, compared to $30,059 for the six month period ended June 30, 2000. This increase was due primarily to an increase in the Company's capital expenditures associated with geographic expansion, and reclassification of the depreciation schedule of certain of the Company's assets.

Liquidity and Capital Resources

      The Company has funded its cash requirements primarily through cash flows from its operating activities. The Company has, however, raised net proceeds of $5536,375 in the first half of fiscal 2001 in private offerings of common stock and warrants. The Company has established a revolving line of credit from a commercial bank in the amount of $250,000, of which the entire $250,000 remains available. The Company has also taken out a $100,000 two-year loan from a commercial bank, requiring monthly payments of approximately $4,500. The Company is currently seeking a $3,000,000 equity investment through a private placement of its common stock.

      The Company is currently incurring cash expenses in the amount of approximately $560,113 per month, of which fixed costs account for approximately $288,059. The Company anticipates capital expenditures will be approximately $100,000 for the current fiscal year.


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

         In June 2001, the Company issued an aggregate of 281,428 shares of the Company's common stock and warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $1.00 per share to Carriage House Capital as additional fees for services rendered on behalf of the Company. These shares were issued in reliance on exemptions from registration under Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

         In June 2001, the Company issued an aggregate of 202,500 shares of the Company's common stock at a price of $2.00 per share, raising net proceeds of $352,350. These shares were issued in reliance on exemptions from registration under Regulation D of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         The Company filed a report on Form 8-K/A on April 16, 2001, reporting certain pro forma financial information relating to the Reorganization and the other matters approved by the Company's shareholders at the January 31, 2001 special meeting.

         The Company filed a report on Form 8-K on May 11, 2001, reporting that Squire & Co., P.C. had been engaged as the Company's independent auditor, replacing Wolinetz, Lafazan & Company, P.C. There were no disagreements between the Company and Wolinetz, Lafazan & Company, P.C.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 3, 2001   ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.

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