Form 10QSB
period 2001-09-30
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2001-11-13
CIK 1094231

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

      SEPTEMBER 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO _____________.

      COMMISSION FILE NUMBER: 0-27591

      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
_________________________________________________________________
(Exact name of small business issuer as specified in its charter)


      DELAWARE                                               33-0836078
__________________________________           ________________________________
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization


    3520 NORTH UNIVERSITY AVENUE, SUITE 275, PROVO, UTAH 84604
   ____________________________________________________________
             (Address of principal executive offices)


                          (801) 374-3424
   ___________________________________________________________
                   (Issuer's telephone number)

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of t he latest practicable date:

As of November 1, 2001, the issuer had outstanding 14,806,383 shares of Common Stock, par value $0.00001 per share, and 1,000,000 shares of Preferred Stock, par value $0.00001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                  PART I -FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements of English Language Learning and Instruction System, Inc., a Delaware corporation (the "Company"), as of September 30, 2001, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
BALANCE SHEET
September 30, 2001 (Unaudited)
_____________________________________________________________________________


ASSETS

Current Assets:
  Cash                                                        $  1,679,761
  Accounts receivable - net of allowance                         1,767,723
  Employee receivable                                               10,253
  Inventories                                                       76,207
  Marketable securities                                          1,775,000
  Prepaid expenses                                                  93,909
  Deferred tax assets                                                9,857
                                                              -------------

    Total current assets                                         5,412,710

Fixed Assets:
  Property and equipment                                           679,663
  Accumulated depreciation                                        (393,263)
                                                              -------------

    Net fixed assets                                               286,400

Other Assets                                                        18,622
                                                              -------------

      Total assets                                            $  5,717,732
                                                              =============







See accompanying footnotes.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
BALANCE SHEET (Continued)
September 30, 2001 (Unaudited)
______________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                            $    230,981
  Accrued payroll liabilities                                       85,501
  Pension payable                                                    1,957
  Note payable                                                           -
  Income taxes payable                                                   -
                                                              -------------

    Total current liabilities                                      318,439

Deferred Tax Liability                                              19,155
                                                              -------------

    Total liabilities                                              337,594

Stockholders' Equity:
  Preferred stock, $0.00001 par value, 50,000,000
    shares authorized, 1,000,000 issued and outstanding                 10
  Common stock, $0.00001 par value, 20,000,000
    shares authorized, 14,806,383 shares issued
    and outstanding                                                    148
  Additional paid-in capital                                     6,436,586
  Cumulative other comprehensive loss                                 (954)
  Retained deficit                                              (1,055,652)
                                                              -------------

     Total stockholders' equity                                  5,380,128
                                                              -------------

      Total liabilities and stockholders' equity              $  5,717,732
                                                              =============





See accompanying footnotes.




ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
STATEMENTS OF OPERATIONS
_____________________________________________________________________________________________

                                      Three Months  Three Months   Nine Months   Nine Months
                                       Ended Sept.  Ended Sept.    Ended Sept.   Ended Sept.
                                        30, 2001     30, 2000      30, 2001       30, 2000
                                       (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                      ------------- ------------- ------------- -------------
Software Sales                        $    896,428  $    454,004  $  6,244,843  $  2,814,369
Non-Software Sales                          19,153         9,956       110,110        36,502
                                      ------------- ------------- ------------- -------------

    Total sales                            915,581       463,960     6,354,953     2,850,871

Operating Expenses                       1,588,793       692,897     6,064,536     2,037,188
                                      ------------- ------------- ------------- -------------

Operating Income (Loss)                   (673,212)     (228,937)      290,417       813,683

Other Income (Expense):
  Nonrecurring consulting expenses               -             -    (1,000,728)            -
  Nonrecurring organizational expenses           -             -      (714,006)            -
  Interest income                            2,453         4,008         4,030         8,205
  Other income (expense)                         -         5,462             -        19,291
  Gain (loss) on sale of fixed assets       (9,328)       (5,287)      (30,110)       (5,753)
  Interest expense                          (4,078)            -        (8,271)            -
                                      ------------- ------------- ------------- -------------

    Total other income (expense)           (10,953)        4,183    (1,749,085)       21,743
                                      ------------- ------------- ------------- -------------

Income (Loss) Before Income Taxes         (684,165)     (224,754)   (1,458,668)      835,426

Provision for Income Tax:
  Current                                   (5,818)      (84,510)       (5,818)      295,142
  Deferred                                    (585)        1,625         3,584         4,091
                                      ------------- ------------- ------------- -------------

    Total income tax expense                (6,403)      (82,885)       (2,234)      299,233
                                      ------------- ------------- ------------- -------------

Net Income (Loss)                     $   (677,762) $   (141,869) $ (1,456,434) $    536,193
                                      ============= ============= ============= =============

Earnings (Loss) Per Share:
  Basic                               $      (0.05) $     (50.85) $      (0.11) $     192.18
  Fully Diluted                       $      (0.05) $     (50.85) $      (0.11) $     192.18

Weighted Average Shares Outstanding:
  Basic                                 14,243,050         2,790    13,420,652         2,790
  Fully Diluted                         14,866,122         2,790    13,728,909         2,790





See accompanying footnotes.






ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
STATEMENTS OF CASH FLOWS
_____________________________________________________________________________________________

                                                                  Nine Months   Nine Months
                                                                  Ended Sept.   Ended Sept.
                                                                  30, 2001      30, 2000
                                                                  ------------- -------------
                                                                  (Unaudited)   (Unaudited)
Cash Flows from Operating Activities:
  Net income (loss)                                               $ (1,456,434) $    536,193
  Adjustments to reconcile net income (loss) to net
   cash provided by (used) operating activities:
     Depreciation                                                       58,535        46,279
     Deferred taxes                                                      3,584         4,070
     Noncash wages                                                      24,000             -
     Nonrecurring consulting and organizational expenses             1,714,734             -
     (Gain) loss on sale of fixed assets                                30,110         5,753
     (Increase) decrease in operating assets:
        Accounts receivable                                           (728,071)     (225,006)
        Employee receivable                                             (6,207)       (1,664)
        Inventories                                                    (30,730)       (3,251)
        Prepaid expenses                                                     -        13,276
        Other assets                                                    15,422         3,350
     Increase (decrease) in operating liabilities:
        Accounts payable                                                11,223        20,578
        Accrued payroll liabilities                                         69         5,195
        Pension payable                                                (68,560)     (133,660)
        Income taxes payable                                          (343,966)      281,392
                                                                  ------------- -------------

           Total adjustments                                           680,143        16,312
                                                                  ------------- -------------

     Net cash provided (used) by operating activities                 (776,291)      552,505

Cash Flows from Investing Activities:
  Proceeds from sale of fixed assets                                    62,500        23,100
  Purchase of marketable securities                                 (1,775,000)            -
  Purchase of equipment                                                (78,158)     (107,669)
                                                                  ------------- -------------

     Net cash used by investing activities                          (1,790,658)      (84,569)

Cash Flows from Financing Activities:
  Net payments on stockholder loan                                           -      (259,894)
  Proceeds from note payable                                                 -             -
  Proceeds from issuance of preferred stock                          3,000,000             -
  Proceeds from issuance of common stock                             1,706,375             -
  Stock issuance costs incurred                                       (471,031)            -
                                                                  ------------- -------------

     Net cash provided (used) by financing activities                4,235,344      (259,894)
                                                                  ------------- -------------

Net Increase in Cash                                                 1,668,395       208,042

Beginning Cash                                                          11,366        61,614
                                                                  ------------- -------------

Ending Cash                                                       $  1,679,761  $    269,656
                                                                  ============= =============

Supplemental Information:
   The Company paid $8,271 and $0 in interest during the nine months ended September 30, 2001 and 2000, respectively.  The Company paid $338,148 and $13,750 in taxes during the nine months ended September 30, 2001 and 2000, respectively.

   During the nine months ended September 30, 2001, the Company paid for services in the amount of $400,000 by allowing the service provider to retain funds from equity transactions (see Note 6).  In addition, stock was issued for consulting and organization fees in the amount of $1,314,734.  Also, the Company issued 20,000 shares to a former employee for services rendered; resulting in a noncash expense of $24,000.



See accompanying footnotes.



ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
NOTES TO FINANCIAL STATEMENTS
_____________________________________________________________________________

Note 1.  Accounting Policies
         --------------------

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

The effect of this change in the distributor relationship is to increase software sales revenue by $294,554 and $2,259,586, the amount of distributor commissions reported as a component of Operating Expenses on the Consolidated Statements of Operations for the three and nine months ended September 30, 2001, respectively. This change will have no effect on net income (loss) or earnings (loss) per share.

Note 3. Marketable Securities
        ---------------------

The Company held marketable equity securities at aggregate fair market values totaling $1,775,000 at September 30, 2001. These securities are classified as available-for-sale. There were no unrealized gains (losses) for the three months ending September 30, 2001.

Note 4. Note Payable
        ------------

During the nine months ended September 30, 2001, the Company obtained a loan from a bank. This loan has a limit of $250,000 and bears interest at a variable rate. Interest is payable monthly. The loan is due April 20, 2002. At September 30, 2001, the balance outstanding on this loan was $0.

Note 5. Operating Leases
        ----------------

During the nine months ended September 30, 2001, the Company entered into two three-year lease agreements for vehicles. The monthly payments are $1,161 and $760. Future minimum payments are as follows for the years ending December 31:

                  2001          $  17,289
                  2002             23,052
                  2003             23,052
                  2004              8,085

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
NOTES TO FINANCIAL STATEMENTS
______________________________________________________________________________

Note 6. Equity Transactions
        -------------------

On December 15, 2000, the Company entered into an Agreement and Plan of Reorganization (Reorganization Agreement). This Reorganization Agreement was executed on January 31, 2001 and was accounted for as a reverse merger with Politics.com, Inc., a Delaware corporation incorporated in January 1997. All of the outstanding common stock of Computer Assisted Learning and Instruction, Inc. (CALI) (11,550,000 shares) was exchanged for 11,550,000 of common stock of Politics.com, Inc. (POCO). The transaction, accounted for as a reverse merger acquisition, resulted in the recapitalization of CALI insasmuch as it was deemed to be the acquiring entity for accounting purposes. POCO then changed its name to English Language Learning and Instruction System, Inc. (ELLIS). The financial statements of the Company as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are the net assets and operations of CALI.

In connection with the reverse merger with POCO, the Company entered into an agreement to pay $400,000 in cash and issue 250,000 of the combined entity's common shares for consulting services at a value of $0.59 per share. An additional 781,428 of the combined entity's common shares were to be issued for $0.01 per share in cash with the remaining value of $453,228 to be considered as consulting services. The Company has recognized a nonrecurring consulting expense of $1,000,728 in relation to the cash paid and common shares issued.

In addition, in relation to the reverse merger, 1,210,180 shares were issued to POCO shareholders. These shares are treated as a one-time organizational expense in the amount of $714,006.

On June 13, 2001, the Company sold 202,500 common shares of stock for $405,000.

The Company issued 20,000 shares to a former employee for services rendered. As a result it recorded $24,000 in wage expense for the nine months ended September 30, 2001.

On September 20, 2001, the Company sold 1,000,000 preferred shares and 585,000 common shares of stock for $4,170,000.

Note 7. Income Taxes
        ------------

No income tax expense has been calculated for the three and nine months ended September 30, 2001 since the Company has a net operating loss for these periods. No deferred tax asset or deferred tax benefit has been recognized since it is not known whether the benefit from the net operating loss to date will be realized.

         Income tax at the statutory rate                   $  (253,141)
         Allowance for realization of net operating loss        253,141
         Change in estimate of prior year's tax liability        (5,818)
                                                            ------------

                Current income tax                          $    (5,818)
                                                            ============

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
NOTES TO FINANCIAL STATEMENTS
______________________________________________________________________________

Note 8. Stock Options
        -------------

The Company granted options for the purchase of 117,200 shares of stock to employees on July 1, 2001. The options may be exercised at $1 per share and vest ratably over four years. No stock options were exercised during the three months ended September 30, 2001.

Note 9. Recent Accounting Pronouncements
        ---------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. The statement also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, which deferred the application of SFAS No. 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000.


In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This statement is a replacement of SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". Most of the provisions of SFAS 125 were carried forward to SFAS 140 without reconsideration by the FASB, and some were changed only in minor ways. In issuing SFAS 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS 125. SFAS 140 is effective for transfers after March 31, 2001.

In July 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS 141 is a replacement of APB Opinion No. 16 "Business Combinations" and discontinues the pooling of interests method of accounting for business combinations. SFAS 141 is effective for business combinations initiated on or after July 1, 2001. SFAS 142 is a replacement of APB Opinion No. 17 "Intangible Assets" and establishes new rules for accounting for goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

The application of all of these recent pronouncements is not expected to have a material impact on the Company's financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis of the Company's and the Company's predecessor's financial condition as of September 30, 2001 and the Company's and the Company's predecessor's results of operations for the three and nine month periods ended September 30, 2001 and September 30, 2000 should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. All information contained in this
Item 2 reflects only the Company's continuing operations.

Results of Operations

The Company's current operations consist of operations historically conducted by Computer Assisted Learning and Instruction System, Inc.

Comparison of the Three Month Periods Ended September 30, 2001 and September 30, 2000

Revenues. Revenues for the three month period ended September 30, 2001 were $915,581, compared to $463,960 for the three month period ended September 30, 2000. As expected, the company was able grow revenue through its larger and more efficient domestic distribution network. There is also an increase of $294,554 in dealer commissions that are now booked directly as ELLIS revenue due to the Company's revision of its distribution network.

Cost of Goods. Cost of goods sold for the three month period ended September 30, 2001 were $11,465, compared to $4,611 for the three month period ended September 30, 2000. This increase was due primarily to increased sales volume.

General and Administrative Expenses. General and administrative expenses for the three month period ended September 30, 2001 were $909,127, compared to $519,823 for the three month period ended September 30, 2000. This increase was due to increased costs associated with the hiring of additional employees associated with the Company 's marketing expansion and restructuring.

Depreciation and Amortization. Depreciation and amortization costs for the three month period ended September 30, 2001 were $19,462, compared to $13,774 for the three month period ended September 30, 2000. This increase was due primarily to an increase in the Company's capital expenditures associated with geographic expansion.

Comparison of the Nine Month Periods Ended September 30, 2001 and September 30, 2000

Revenues. Revenues for the nine month period ended September 30, 2001 were $6,354,953, compared to $2,850,871 for the nine month period ended September 30, 2000. Although most of the Company's dealers were not under contract until February of 2001, sales have increased substantially due to a larger and more efficient sales network and stronger market conditions. In addition, there are $2,224,218 in dealer commissions that are now booked directly as ELLIS revenue due to the Company's revision of its distribution network.

Cost of Goods. Cost of goods sold for the nine month period ended September 30, 2001 were $39,943, compared to $56,073 for the nine month period ended September 30, 2000. This decrease was due primarily to the large number of products manufactured for the ELLIS 2.1 Academic and Business products during the second quarter of 2000.

General and Administrative Expenses. General and administrative expenses for the nine month period ended September 30, 2001 were $2,604,453, compared to $1,614,253 for the nine month period ended September 30, 2000. This increase was due to increased costs associated with the hiring of additional employees associated with the Company's marketing expansion and restructuring.

Depreciation and Amortization. Depreciation and amortization costs for the nine month period ended September 30, 2001 were $58,535, compared to $46,279 for the nine month period ended September 30, 2000. This increase was due primarily to an increase in the Company's capital expenditures associated with geographic expansion, and reclassification of the depreciation schedule of certain of the Company's assets.

Liquidity and Capital Resources

The Company has funded its cash requirements primarily through cash flows from its operating activities. The Company has, however, raised net proceeds of $4,307,375 in the first nine months of fiscal 2001 in private offerings of common and preferred stock and warrants. The Company has established a revolving line of credit from a commercial bank in the amount of $250,000, of which the entire $250,000 remains available. The Company had also taken out a $100,000 two-year loan from a commercial bank, which was paid off in September, 2001.

The Company is currently incurring cash expenses in the amount of approximately $530,041 per month, of which fixed costs account for approximately $278,185. The Company anticipates capital expenditures will be approximately $200,000 for the current fiscal year.


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

Also on January 31, 2001, the Company issued an aggregate of 503,775 "Units" at a price of $1.00 per Unit. Each Unit consists of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock at a price of $4.00 per share. The Units and the underlying components thereof were issued in reliance on exemptions from registration under Reg ulation D of the Securities Act of 1933, as amended.

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

In September, the Company issued an aggregate of 585,000 shares of the Company's common stock at a price of $2.00 per share, and 1,000,000 shares of Series A Convertible Preferred Stock at a price of $3.00 per share, raising aggregate net proceeds of 3,771,000.

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

Dated: November 12, 2001             ENGLISH LANGUAGE LEARNING AND
                                     INSTRUCTION SYSTEM, INC.


                                     /S/ TIMOTHY D. OTTO
                                  By:__________________________________
                                     TIMOTHY D. OTTO
                                     Chief Executive Officer, President and
                                     Director



                                     /S/ KIMBER B. JENSEN
                                  By:__________________________________
                                     KIMBER B. JENSEN
                                     Vice President, Chief Operations Officer,
                                     Chief Financial Officer and Director