Form 10KSB/A
period 2000-12-31
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2002-01-15
CIK 1094231

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                       FORM 10-KSB/A NO. 2

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
                             -------

      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
     -------------------------------------------------------
          (Name of Small Business Issuer in Its Charter)

                        POLITICS.COM, INC.
                       ------------------
             (Former name of Small Business Issuer)

              DELAWARE                               33-0836078
          ----------------                         ---------------
    (State or Other Jurisdiction                   (IRS Employer
         of Organization)                          Identification Number)

          3520 North University Avenue, Suite 275, Provo, UT 84604
          --------------------------------------------------------
         (Address of Principal Executive Offices)        (Zip Code)

                          (801) 374-3424
            ------------------------------------------
         (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Act:

      Title of Each Class               Name of Each Exchange on Which
      To Be So Registered               Each Class Is To Be Registered

      -------------------               ------------------------------


Securities registered under Section 12(g) of the Act:


                 COMMON STOCK, PAR VALUE $.00001
                  ------------------------------
                         (Title of Class)


                  ------------------------------
                         (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

         The issuer and the issuer's predecessor had combined revenues of $3,808,853 for its fiscal year ended December 31, 2000.

         The aggregate market value of the common stock, $.00001 par value, of the registrant held by non-affiliates (computed by reference to the closing price of the issuer's common stock on the NASD's OTC Bulletin Board on January 11, 2001) was approximately $ 5,903,500.

         As of January 11, 2002, there were 14,762,221outstanding shares of the issuer's common stock, $.00001 par value.

                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY

      English Language Learning and Instruction System, Inc., a Delaware corporation (the "Company"), was formed in January 1997 under the name Lone Oak, Inc. Lone Oak, Inc. is the successor-by-merger of B&E Securities Management, Inc., a Maryland corporation incorporated in January 1969. The merger with B&E Securities Management Company, Inc. was accomplished through a stock for stock transaction in which all the common shares of B&E were cancelled and Lone Oak, Inc. common shares were issued. The transaction was accounted for as a reverse merger (recapitalization).

      B&E Securities Management, Inc. was inactive from around 1971 until its merger with and into Lone Oak, Inc. in February 1997. Lone Oak, Inc. had no significant operations since its inception until July 1999. In April 1999, Lone Oak, Inc. sold its wholly-owned subsidiary, D&E Flight Simulators, Inc. for $5,000. D&E Flight Simulators, Inc. was a flight simulator equipment developer which was acquired by B&E Securities Management Company, Inc. on January 12, 1998. On July 27, 1999, Lone Oak, Inc. acquired all of the issued and outstanding shares of common stock of Politics.com, Inc., a Nevada corporation ("Politics.com-Nevada") (following which Lone Oak, Inc. changed its name to Politics.com, Inc.). The transaction was accounted for as a reverse acquisition, with Politics-Nevada being the acquirer and Lone Oak the acquired Company. Politics.com's business consists solely of the business conducted by its wholly-owned subsidiary, Politics.com-Nevada.

      Politics.com is a development stage Internet company that intends to be a global Internet media company, offering a branded network of information, communication, entertainment, community, and commerce services with a common theme of politics.

      Politics.com draws users to its Web site by providing a one-stop destination which enables users to identify, select and access resources, services, content and information on the World Wide Web (the "Web"), all of which are related to politics. The Web site offers news, information and entertainment search and directory service, activism and participation communities, and a retail store.

      On January 31, 2001, a special meeting of the shareholders of Politics.com, Inc. was held in Tempe, Arizona. The shareholders of Politics.com, Inc. (i) approved the spin off of its ownership interest in New Politics.com, Inc., a Nevada corporation ("New Poco"), to Politics.com, Inc.'s shareholders of record as of January 5, 2001 (the "Spin Off"); (ii) approved a one for ten reverse split of its common stock (the "Reverse Split"); (iii) approved an Agreement and Plan of Reorganization (the "Reorganization Agreement") between Politics.com, Inc. and Computer Assisted Learning and Instruction, Inc., a Utah corporation ("CALI"), whereby CALI was merged with and into Politics.com, Inc. and Politics.com, Inc. changed its name to English Language Learning and Instruction System, Inc. ("ELLIS") and the shareholders of CALI received 11,550,000 post Reverse Split shares of ELLIS; and (iv) elected Francis R. Otto, Timothy D. Otto, Kimber B. Jensen, and Janet M. Otto to the Board of Directors. At the time of the Reorganization, CALI had a total of five shareholders.

      During 1999 and 2000, CALI spent $29,147 and $217,120 respectively on research and development. None of these costs were born directly by customers.

GENERAL

      Following the Reorganization and spin-off of Politics.com, the Company's only continuing operations consist of the historical business operations of CALI. This business is described below.

      The Company is a software development and marketing company based in Provo, Utah. The Company's business is developing and marketing computer software programs and supporting written materials to teach English as a Second Language (ESL).

      The Company"s signature product is "ELLIS" (English Language Learning and Instruction System), a series of 20 interactive multi-media software programs designed to teach English. ELLIS combines text, translation, full-motion video and digitized sound, graphics and animation into a virtual language learning experience for learners of all proficiency levels and native speakers of fifty-eight (58) languages. ELLIS is designed to be effective in all teaching of English as a Second Language ("ESL"), English as a Foreign Language ("EFL"), and as an indispensable support to Teachers of English to Speakers of Other Languages ("TOEFL").

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

      TESOL (Teachers of English to Speakers of Other Languages) estimates that there are currently more than two billion people studying English as a second or foreign language. Competence in English is central in much government-funded education in virtually every industrialized nation. Additionally, English has become the de facto lingua franca of the Internet which is potentially how the world may do much of its future business and conduct its communication. And English is the accepted standard language for the business person.

      The Company intends to become a pervasive and dominant presence in this market. The Company believes that it has established a reputation for product excellence and effectiveness in the U.S. market, and it will now move to develop a comparable market presence internationally. Starting with concentration in countries of highest potential (such as Brazil, Korea, China, Japan and Mexico), the Company intends to demonstrate the power and effectiveness of the ELLIS products and to open and seize unprecedented business opportunities in every targeted country.

      As an example of this approach, the Company has concentrated on Brazil, a country of 160 million where more than 20 million people are enrolled in 15,000 private language schools. These Brazilian students spend (according to Brazil's authoritative VEJA magazine) more than $100 per month each on English instruction. ELLIS is now selling a Brazilian version of ELLIS - ELLIS Access
- selling at $200 per set. ELLIS Access has also sold more than one thousand copies in Korea since its May 2000 release.

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

      Throughout the world, the elementary school market is one of the fastest growing segments for English language learning. In China, there are over 970,000 elementary schools alone. In the United States, an average district breaks down into the following schools 5 high schools, 9 middle schools and 14 elementary schools. In the past, none of the ELLIS products were applicable for the K-6 audience and our penetration into the middle schools was minimal. The Company's new Kids programs (Levels 0, 1 and 2) are designed specifically for this younger audience, thereby more than doubling the size of the Company's potential client base. According to federal distribution data, elementary schools also receive the most funding. This new program is also dual platform, running in both the Macintosh and Windows environments.

      The Company's business model and sales and marketing plans will not change due to the release of Kids, but will be extended for this new market. While the Company will produce targeted campaigns directly to the K-6 audience, the Kids product just becomes another offering in the Company's product library.

      The Company is also heavily engaged in the preparation of additional languages for the further roll-out of ELLIS Access. ELLIS Access is currently being test-marketed in Brazil and Korea, so only Portuguese and Korean are available in Native Language Guides. The Company expects to expand this program in the following markets in 2002: Spain, Mexico, China and the United Kingdom.

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

SALES METHODS

      The primary change in organizational direction that the Company has undertaken with the availability of external capital is the augmentation of its present sales and distribution model, wherein it previously relied almost exclusively on third-party agents and distributors for product sales. The Company currently contracts with ten institutional third party contractors under this model. While some of these agents have been extremely successful, several have not achieved the potential sales levels that ELLIS should command. Further, the sales commissions payable to such distributors (up to as high as 50% of revenue) had become a major factor limiting the Company's profitability and growth. The Company believes that it will be more effective both in increasing sales and in enhancing profitability by enhancing this sales model with one in which the Company will control its own branches and sales personnel, and in which it will sell its ELLIS products directly to all clients not serviced by its contracted distributors. The Company anticipates that, even with the start-up costs and additional ongoing expenses incurred as a result of this change, it will materially improve its profit performance.
It is anticipated that the cost of commission on sales will be reduced to an estimated 20-25% of sales revenue from the current level of approximately 50% of sales revenue.

      The Company has already implemented the most critical phase of this change in its sales model the restructuring of contracts of the Company's independent sales representatives. This was completed in March of 2001 with respect to all independent sales representatives except the Company's representative in the Midwestern United States, which representative currently has distribution rights in 10 states at a 50% commission rate.

      Phase two of this model is also underway hiring Company sales managers in key territories around the world. While this phase occurs over the next 18 months, the Company has already opened sales offices in the following geographic areas: Maryland/DC, New Jersey, Arizona, Mexico, China, Ecuador, Chile, Spain and Seattle/Vancouver. Phase three of this model supporting these offices with sales programs and marketing initiatives has also begun in these same markets.

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

EMPLOYEES

      As of November 28, 2001, the Company had 58 employees, of which 47 were full-time and 11 were part-time.



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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On January 31, 2001, a special meeting of the shareholders of Politics.com, Inc. approved the following matters: (1) a spin off of Politics.com, Inc.'s ownership interest in New Politics.com, Inc. to the shareholders of Politics.com, Inc. as of January 5, 2001; (2) a one for ten reverse stock split of the common stock of Politics.com, Inc. as of January 31, 2001; (3) the merger of Computer Assisted Learning and Instruction, Inc. and Politics.com, Inc. with Politics.com, Inc. being the surviving entity and changing its name to English Language Learning and Instruction System, Inc. All of the above matters were approved by the Company's shareholders with 9,604,379 votes in favor of each of the above matters out of a total of 12,010,180 shares outstanding as of January 31, 2001. There were no opposing or withheld votes and no absentions.


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

                              High                    Low
                              -----                   ----
1999
----
First Quarter                 $  8.75                 $ 0.625
Second Quarter                $ 15.3125               $ 2.50
Third Quarter                 $103.75                 $19.6875
Fourth Quarter                $ 63.75                 $31.25

2000
----
First Quarter                 $ 52.50                 $16.25
Second Quarter                $ 23.75                 $ 3.75
Third Quarter                 $ 19.375                $ 1.875
Fourth Quarter                $  5.00                 $ 0.40

2001
----
First Quarter                 $  5.00                 $ 1.20
Second Quarter                $  4.50                 $ 1.40
Third Quarter                 $  4.45                 $ 2.15
Fourth Quarter                $  3.00                 $ 1.70

2002
----
First Quarter
(through January 11, 2002)    $  2.00                 $ 1.55


      HOLDERS. As of January 11, 2002, there were approximately 174 holders of record of the Company's common stock.

      DIVIDENDS. The Company has never declared or paid any dividends on its common stock and does not intend to pay any dividends in the foreseeable future. The Company anticipates that it will retain any earnings to finance the growth and development of its business and for general corporate purposes.

PREFERRED STOCK

      HOLDERS. As of January 11, 2002 there were two holders of record of the Company's Series A Convertible Preferred Stock (the "Preferred Stock").

      DIVIDENDS. The Company has never declared or paid any dividends on its Preferred Stock and does not intend to pay any dividends in the foreseeable future. The Company anticipates that it will retain any earnings to finance the growth and development of its business and for general corporate purposes. The Preferred Stock is entitled to receive dividends at a rate of 12% per annum as declared by the Company's Board of Directors or in the event of a liquidation of the Company.

      VOTING. The Preferred Stock votes together with the common stock and not as a separate class with each share of Preferred Stock having a number of votes equal to the number of shares of common stock issuable upon conversion into common stock (a one for one basis). Notwithstanding the foregoing, the Preferred Stock is entitled to vote as a separate class in the election of one member of the Company's Board of Directors.

      CONVERSION. Each share of Preferred Stock is convertible at any time at the option of the holder into one share of common stock, subject to adjustment for any stock splits, stock dividends and other pro rata issuances of the Company's securities. In addition, the conversion ratio shall be adjusted in the event that the Company issues any securities at a price below $3.00 per share, as adjusted for stock splits.

      At any time on or after September 20, 2002, the Company may force the Preferred Stock to convert into shares of common stock in the event that the Company has an appropriate registration statement covering the Preferred Stock on file with the Securities and Exchange Commission, and either the Company's common stock has traded at an average of more than $8.00 per share for the preceding 45 trading days or the Company has completed a public underwriting with proceeds of more than $15,000,000 to the Company.

       LIQUIDATION. Upon a liquidation, dissolution, winding-up, merger or consolidation of the Company or a sale of all or substantially all of the Company's assets, the Preferred Stock shall, at their sole discretion, receive prior and in preference to the holders of common stock and any other equity securities of the Company an amount equal to the purchase price paid for the shares of Preferred Stock plus all accrued and unpaid dividends.

REGISTRATION RIGHTS

      Certain of the Company's shareholders have registration rights relating to their shares. These agreements are described below.

      Any holder or group of holders receiving their shares from either Camden Partners Strategic Fund II-A, L.P. or Camden Partners Strategic Fund II-B, L.P. (collectively "Camden"), may, at any time after September 20, 2002, request registration of their shares by the Company, provided that such holder or group represents at least 25% of the securities purchased by Camden from the Company.

      The Company has also agreed to cause a "shelf" registration to become effective on or before March 20, 2002 covering the shares purchased by Camden from the Company.

      In addition, holders of Preferred Stock have the right to (a) two demand registrations with minimum gross proceeds of $2,000,000 each; (b) unlimited registrations on Form S-3 with minimum gross proceeds of $500,000 (limited to one per six month period); and (c) unlimited "piggy-back" registration rights (subject to certain limitations at the discretion of the Company's underwriters).

      The Company has filed a registration statement on Form S-3 to register a total of 3,107,741 shares of the Company's common stock with the SEC. The SEC has indicated to the Company that it has no further comment with respect to the Form S-3 and the Company will file an amendment thereto to render the Form S-3 effective at such time as the Company has received indication from the SEC that the SEC has no further comment on the Company's periodic filings that are currently being reviewed by the SEC.

      The Company also intends to file an additional registration statement on Form S-3 in the very near future registering an additional 588,555 shares of the Company's common stock as well as the stock purchased by the Camden purchasers described above. Sales by such shareholders under such Form S-3 will be restricted in the manners described above.

RECENT SALES OF UNREGISTERED SECURITIES

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

      In March 2000, the Company sold 50,000 shares of common stock for an aggregate purchase price of $500,000. Warrants to purchase 70,000 shares of common stock at a price of $10.00 per share were attached to the shares sold in this offering. Such warrants were subsequently cancelled by the Company. The shares issued in connection with this private placement were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

      In June 2000, the Company issued 20,000 shares of common stock to certain investors who had previously purchased shares of the Company's common stock in private placements and were entitled by the terms of such private placement to receive stock in the event that the Company did not have a registration statement declared effective by the Securities and Exchange Commission by June 2000.

      In October 2000, the Company issued 10,000 shares of common stock as consideration for the voiding of a transaction to Medinex Systems, Inc. These shares were valued at $410,501. This issuance was effected without registration under the Securities Act, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act. This issuance was effected without registration under the Securities Act, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

      In December 2000, 95,096 shares of common stock were issued to certain officers and directors of the Company in exchange for the forgiveness of $95,096 of indebtedness. This issuance was effected without registration under the Securities Act, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

      In February 2001, 503,775 shares of common stock were issued in connection with a private placement. Each share of common stock purchased in this private placement was accompanied with a warrant to purchase one share of the Company's common stock at a purchase price of $4.00 per share at any time until February 1, 2003. The shares issued in connection with the private placement were issued without registration under the Securities Act in reliance upon the exemption from registration contained in Rule 506 of Regulation D of the Securities Act.

      In March 2001, the Company issued an aggregate of 750,000 shares of the Company's common stock to Carriage House Capital as fees for assistance with the Reorganization and the offering of Units. This issuance was effected without registration under the Securities Act, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

      In June 2001, the Company issued an aggregate of 281,428 shares of the Company's common stock and warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $1.00 per share to Carriage House Capital as additional fees for services rendered on behalf of the Company. These issuances were effected without registration under the Securities Act, in reliance upon the exemption from registration contained in
Section 4(2) of the Securities Act.

      In June 2001, the Company issued an aggregate of 202,500 shares of the Company's common stock at a price of $2.00 per share, raising net proceeds of $352,350. The shares issued in connection with the private placement were issued without registration under the Securities Act, in reliance upon the exemption from registration contained in Rule 506 of Regulation D of the Securities Act.

      In September 2001, the Company issued an aggregate of 585,000 shares of the Company's common stock at a price of $2.00 per share, and 1,000,000 shares of Series A Convertible Preferred Stock at a price of $3.00 per share, raising aggregate net proceeds of 3,771,000. These issuances were effected without registration under the Securities Act, in reliance upon the exemption from registration contained in Rule 506 of Regulation D of the Securities Act.

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

Foreign Currency

      The Company conducts almost all of its international business in United States dollars.

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

      The Company is not aware of any trends, events or uncertainties that have or are reasonably likely to have an impact on the Company's short-term or long-term liquidity. Given the Company's current cash position, current and historical cash flows, the Company believes that it has sufficient cash to continue operations for the foreseeable future.


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

      Statements of cash flows for the years ended December 31, 2000 and 1999

      Notes to consolidated financial statements


The unaudited pro forma combined financial statements for ELLIS and CALI as of December 31, 2000

      Pro forma combined balance sheet as of December 31, 2000

      Pro forma combined statement of income for the year ended
      December 31, 2000.

      Notes to consolidated financial statements



Wolinetz, Lafazan & Company, P.C.                      5 North Village Avenue
---------------------------------                            Rockville Centre
Certified Public Accountants                                   New York 11570
                                                               (515) 536-0770
                                                          Fax: (516) 536-5753


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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
                     F/K/A POLITICS.COM, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
               CONSOLIDATED STATEMENT OF OPERATIONS


                                                 March 23, 1999 March 23, 1999
                                    Year Ended   (Inception) To (Inception) To
                                   December 31,   December 31,   December 31,
                                        2000         1999            2000
                                  -------------- -------------- --------------

Revenues                          $      13,384  $           -  $      13,384
                                  -------------- -------------- --------------
Costs and Expenses:

  Selling, General and
  Administrative Expenses             2,646,761      5,132,360      7,779,121

  Website Development Costs             215,010        849,564      1,064,574

  Interest Expense                       82,855         15,518         98,373

  Loss on Sale of Property
  and Equipment                         128,640              -        128,640

  Gain on Sale of Internet
  Domain Names                          (62,973)             -        (62,973)

  Depreciation and Amortization         111,479         41,585        153,064
                                  -------------- -------------- --------------

     Total Costs and Expenses         3,121,772      6,039,027      9,160,799
                                  -------------- -------------- --------------

Net Loss                          $  (3,108,388) $  (6,039,027) $  (9,147,415)
                                  ============== ============== ==============

Earnings Per Common Share - Basic:

  Weighted Average Common
  Shares Outstanding                  1,028,216        577,297
                                  ============== ==============
  Net Loss Per Common
  Share - Basic                   $       (3.02) $      (10.46)
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

                                                                   Deficit
                                                                   Accumulated
                                                      Additional   In The
                                    Common Stock      Paid-In      Development  Deferred
                                Shares       Amount   Capital      Stage        Compensation  Total
                              ------------ ---------- ------------ ------------ ------------- -------------
Balance - March 23, 1999                -  $       -  $         -  $         -  $          -  $          -

Sale of Politics-Nevada
 Common Stock                       1,000          -          100            -             -           100

Issuance of Politics-Nevada
 Common Stock Upon Conversion
 of Indebtedness                  699,000          7      143,993            -             -       144,000

Effect of Reverse Acquisition     209,148          2       65,664            -             -        65,666

Sale of Common Stock,
 Net of Offering Costs             14,100          -      363,000            -             -       363,000

Issuance of Common
 Stock to Vendor                      333          -       10,000            -             -        10,000

Deferred Compensation                   -          -    4,584,658            -    (4,584,658)            -

Stock Based Compensation                -          -    3,989,456            -             -     3,989,456

Net Loss for the Period                 -          -            -   (6,039,027)            -    (6,039,027)
                              ------------ ---------- ------------ ------------ ------------- -------------

Balance - December 31, 1999       923,581          9    9,156,871   (6,039,027)   (4,584,658)   (1,466,805)

Sale of Common Stock
 and Warrants                      50,000          1      497,499            -             -       497,500

Termination of Stock Options            -          -   (4,501,220)           -     4,501,220             -

Issuance of Common Stock for
 Services and Other                 6,350          -       40,438            -             -        40,438

Issuance of Common Stock
 as Consideration Pursuant
 to Subscription Agreement         20,000          -      162,500            -             -       162,500

Exercise of Stock Options          84,000          1        2,999            -             -         3,000

Stock Based Compensation                -          -      801,375            -        83,438       884,813





The accompanying notes are an integral part of the financial statements.



              ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
                             F/K/A POLITICS.COM, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
          FOR THE PERIOD MARCH 23, 1999 (INCEPTION) TO DECEMBER 31, 2000
                                    (Continued)
                                                                   Deficit
                                                                   Accumulated
                                                      Additional   In The
                                    Common Stock      Paid-In      Development  Deferred
                                Shares       Amount   Capital      Stage        Compensation  Total
                              ------------ ---------- ------------ ------------ ------------- -------------
Common Stock Issued
 as Consideration for
 Cancellation of Stock
 Options                           11,973          -      142,173            -             -       142,173

Issuance of Common Stock
 as Consideration for the
 Voiding of the Medinex
 Transaction                       10,000          -      410,501            -             -       410,501

Issuance of Common Stock
 Upon Conversion of
 Indebtedness                      95,096          1       95,095            -             -        95,096

Net Loss for the Year                   -          -            -   (3,108,388)            -    (3,108,388)
                              ------------ ---------- ------------ ------------ ------------- -------------

                                1,201,000  $      12  $ 6,808,231  $(9,147,415) $          -  $ (2,339,172)
                              ============ ========== ============ ============ ============= =============





The accompanying notes are an integral part of the financial statements.


              ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
                             F/K/A POLITICS.COM, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   March 23, 1999 March 23, 1999
                                                     Year Ended    (Inception) To (Inception) To
                                                     December 31,   December 31,   December 31,
                                                         2000           1999            2000
                                                    -------------- -------------- --------------
Cash Flows from Operating Activities:
  Net Loss                                          $  (3,108,388) $  (6,039,027) $  (9,147,415)
  Adjustment to Reconcile Net Loss to Net Cash
   Used by Operating Activities:
     Depreciation and Amortization                        111,479         41,585        153,064
     Stock Based Compensation                             884,813      3,989,456      4,874,269
     Gain on Sale of Internet Domain Names                (62,973)             -        (62,973)
     Loss on Sale of Property and Equipment               128,640              -        128,640
     Stock Issued for Services and Other Consideration    337,611              -        337,611
     Changes in Operating Assets and Liabilities:
     (Increase) Decrease in Prepaid Expenses                5,900         (5,900)             -
     (Increase) Decrease in Security Deposits              35,000        (35,000)             -
     Increase (Decrease) in Accounts Payable             (273,253)     1,001,070        727,817
     Increase in Accrued Expenses                         436,181              -        436,181
                                                    -------------- -------------- --------------
          Net Cash Used by Operating Activities:       (1,504,990)    (1,047,816)    (2,552,806)
                                                    -------------- -------------- --------------

Cash Flows from Investing Activities:
  Capital Expenditures                                          -       (253,402)      (253,402)
  Purchase of Intangibles - Internet Domain Names         (15,000)      (206,000)      (221,000)
  Proceeds on Sale of Internet Domain Names               140,000              -        140,000
  Proceeds on Sale of Property and Equipment               30,000              -         30,000
  Net Assets Acquired in Reverse Acquisition                    -         65,666         65,666
                                                    -------------- -------------- --------------
         Net Cash (Used) Provided by
         Investing Activities                             155,000       (393,736)      (238,736)
                                                    -------------- -------------- --------------

Cash Flows from Financing Activities:
  Capitalized Lease Obligations                           (19,041)       136,034        116,993
  Sale of Common Stock - Private Offerings                500,000        423,000        923,000
  Expenses of Private Offerings                            (2,500)       (60,000)       (62,500)
  Exercise of Stock Options                                 3,000              -          3,000
  Proceeds of Borrowings from Related Party               536,246        914,498      1,450,744
  Payments of Borrowings from Related Parties            (201,000)             -       (201,000)
  Proceeds on Voiding of Medinex Transaction              410,501              -        410,501
  Sale of Common Stock - Related Party                          -            100            100
  Issuance of Note Payable - Related Party                      -        151,000        151,000
                                                    -------------- -------------- --------------
         Net Cash Provided by Financing Activities      1,227,206      1,564,632      2,791,838
                                                    -------------- -------------- --------------

Increase (Decrease) in Cash                              (122,784)       123,080            296
Cash - Beginning of Period                                123,080              -              -
                                                    -------------- -------------- --------------
Cash - End of Period                                $         296  $     123,080  $         296
                                                    ============== ============== ==============



The accompanying notes are an integral part of the financial statements.


              ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
                             F/K/A POLITICS.COM, INC.
                         (A DEVELOPMENT STAGE ENTERPRISE)
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Continued)

                                                                   March 23, 1999 March 23, 1999
                                                     Year Ended    (Inception) To (Inception) To
                                                     December 31,   December 31,   December 31,
                                                         2000           1999            2000
                                                    -------------- -------------- --------------
Supplemental Disclosure of Cash Information:
  Cash Paid for Interest                            $           -  $           -  $           -
                                                    ============== ============== ==============

  Cash Paid for Income Taxes                        $           -  $           -  $           -
                                                    ============== ============== ==============

Non-Cash Financing Activities:
  Issuance of 699,000 Shares of Common
  Stock Upon Conversion of Indebtedness             $           -  $     144,000  $     144,000
                                                    ============== ============== ==============

  Issuance of 333 Shares of Common Stock
  to Vendor for Property and Equipment              $           -  $      10,000  $      10,000
                                                    ============== ============== ==============

  Issuance of 250 Shares of Common Stock
  To purchase Internet Domain Name                  $       7,500  $           -  $       7,500
                                                    ============== ============== ==============
  Net Reduction of Deferred Compensation
  Pursuant to Termination or Cancellation of
  Unvested Warrants and Options                     $   4,501,220  $           -  $   4,501,220
                                                    ============== ============== ==============

  Issuance of 95,096 Shares of Common Stock
  Upon Conversion of Indebtedness to Related
  Parties                                           $      95,096  $           -  $      95,096
                                                    ============== ============== ==============



















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



NOTE 1 - Organization and Basis of Presentation
         --------------------------------------

         On July 27, 1999, Loan Oak, Inc., a Delaware corporation ("Lone Oak"), acquired all of the issued and outstanding common stock of Policitcs.com, Inc., a Nevada corporation ("Politics-Nevada"). In connection with this transaction, Lone Oak issued 700,000 shares of its common stock directly to the stockholders of Politics-Nevada in exchange for all of Politics-Nevada's 700,000 issued and outstanding common shares. The exchange resulted in Politics-Nevada's stockholders holding a larger portion of the voting rights of Lone Oak than was held after the acquisition by the persons who were Lone Oak's stockholders prior to the acquisition. Since the private company (Politics-Nevada) issued common stock for the net monetary assets of Lone Oak, the transaction has been treated for accounting purposes as a recapitalization. with Politics-Nevada being the acquirer and Lone Oak being the acquired company. Consequently, only the historical operations of Politics-Nevada are presented for periods through July 27, 1999. As a result of the acquisition, Politics-Nevada became a wholly-owned subsidiary of Lone Oak. In connection with this transaction, Lone Oak changed its name to Politics.com, Inc., a Delaware Corporation ("Politics-Delaware").

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

          Politics-Delaware and its two wholly owned subsidiaries, Politics-Nevada and New Politics are hereafter referred to as the "Company".

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

         The Company has incurred substantial losses and has been funding its operations through debt and equity financings. The Company will need to continue to fund its operations in this manner until it achieves sufficiently profitable operations. The Company plans to eliminate the going concern uncertainty by effecting the spin-off of New Politics and raising additional funds of approximately $1,000,000 through debt and/or equity financings from private placements of the Company's securities to institutions, private individuals and/or investment groups (see Note 13). In addition, on January 31, 2001 the Company effected a reverse acquisition (see Note 13) and anticipates that the acquired Company will generate profits. The achievement and/or success of these planned measures, however, cannot be determined at this time.


NOTE 2 - Summary of Significant Accounting Policies
         ------------------------------------------

         Principals of Consolidation
         ---------------------------

         The consolidated financial statements include the accounts of English Language Learning and Instruction System, Inc. (F/K/A Politics.com, Inc., Delaware) and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions are eliminated in consolidation.

         Use of Estimates
         ----------------

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


NOTE 2 - Summary of Significant Accounting Policies (Continued)
         ------------------------------------------

         Revenue Recognition
         -------------------

         The Company derives its revenues from the sale of targeted advertising banners on web pages that are viewed by users of the Politics.com web site. These revenues are recognized as the services are performed.

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

         Stock-Based Compensation
         ------------------------

         The Company accounts for stock-based compensation to its employees using the intrinsic value method, which requires the recognition of compensation expense over the vesting period of the option when the exercise price of the stock option granted is less than the fair value of the underlying common stock. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock as of the date of grant over the exercise price. Additionally, the Company provides pro forma disclosure of net loss and loss per share as if the fair value method has been applied in measuring compensation expense for stock options granted. Stock-based compensation related to options granted to non-employees is recognized using the fair value method.

         Loss Per Share
         ---------------

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


NOTE 3 - Property and Equipment
         ----------------------

         Property and equipment consists of the following:

              Office Equipment and Computers
               Under Capitalized Leases            $   85,331

              Less:  Accumulated Depreciation          19,910
                                                   ----------
                                                   $   65,421
                                                   ==========

NOTE 4 - Notes and Loans Payable - Related Parties
         ------------------------------------------

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


NOTE 5 - Capitalized Lease Obligations
         -----------------------------

         Capitalized lease obligations are payable $2,380 monthly for 60 months.

         The Company acquired office furniture, equipment and computers in the amount of $142,812 under this lease (see Note 3).

         Future minimum lease payments are as follows:

                  Year Ending December 31,
                          2001                   $   38,080
                          2002                       28,560
                          2003                       28,560
                          2004                       21,793
                                                 ----------
                                                 $  116,993
                                                 ==========


NOTE 6 - Accrued Expenses
         -----------------

         Accrued expenses consist of the following:

         Accrued interest on related party indebtedness   $   94,883
         Accrued salaries to related parties                 250,000
         Other accrued expenses                               91,298
                                                          ----------
                                                          $  436,181
                                                          ==========

NOTE 7 - Stockholders' Deficit
         ---------------------

         Preferred Stock
         ---------------

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

         In June 2000 the Company issued 20,000 shares of common stock pursuant to the terms of the March 2000 subscription agreement referred to above that provided for the issuance of such shares in the event that the Company did not have a registration statement effective by June 22, 2000 with respect to the shares and Warrant shares issued in the private placement. In connection with the issuance, the Company recognized a charge of $162,500 representing the quoted market price of common stock at date of issuance.

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

         In July 2000 the Company issued 11,973 shares of common stock as consideration for the cancellation of an aggregate of 81,293 common stock purchase options. In connection with the issuance of these shares, the Company recognized a charge of $142,173 representing the quoted market price of common stock at date of issuance.

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

         In December 2000 the Company issued 95,096 shares of common stock upon conversion of $95,096 principal of indebtedness to related parties representing the quoted market price of common stock at date of issuance.

         During the year ended December 31, 2000 the Company issued 6,350 shares of common stock valued at $40,438 for services and other consideration representing the quoted market price of common stock at date of issuance.

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

         The Company has issued various stock options. The options' vesting period varies from full vesting upon issuance of options to vesting over a 3 to 4 year period. A summary of the Company's stock options activity is as follows:
                                                  Options
                               ---------------------------------------------
                                              Price Range   Weighted Average
                                 Shares        Per Share    Exercise Price
                               ----------- ---------------- ----------------
Balance, July 27, 1999                  -                -            -
Granted                           180,920   $ 35.00-96.25       $ 25.40
                               ----------- ---------------- ----------------
Balance, December 31, 1999        180,920   $ 35.00-96.25       $ 25.40
Granted                            84,000   $ 8.125-$13.75      $   .04
Terminated *                     (180,920)  $ 35.00-$96.25      $(25.40)
Exercised                         (84,000)  $ 8.125-$13.75      $  (.04)
                               ----------- ---------------- ----------------
Balance, December 31, 2000              -   $            -      $     -
                               =========== ================ ================

* Includes 41,900 options assumed by the Company's former Chairman.

      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
                     F/K/A POLITICS.COM, INC.
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000


NOTE 7 - Stockholders' Deficit (Continued)
         ---------------------

         Stock Option Plans (Continued)
         ------------------

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

         Recapitalization
         -----------------

         On December 15, 2000 the Board of Directors approved a one for ten reverse split of the Company's common stock (see Note 13). All share and per share data have been retroactively restated to reflect this recapitalization.


NOTE 8 - Sale of Internet Domain Names
         -----------------------------

         In January 2000 the Company sold the internet domain names gop.com and gop.net to a third party for $40,000 resulting in a net loss of $11,861. The Company's net book value at time of sale was $51,861.

         In July 2000 the Company sold the internet domain name elections.com to a third party for $100,000 resulting in a net gain of $74,834. The Company's net book value at time of sale was $25,166.


NOTE 9 - Loss on Sale of Property and Equipment
         --------------------------------------

         Loss on sale of property and equipment represents the loss recognized on the sale of leasehold improvements and office furniture and fixtures of the Company's former New York City office facilities.


NOTE 10 -Medinex Transaction
         -------------------

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


NOTE 11 -Commitments and Contingencies
         -----------------------------

         Other
         -----

         New Politics, by way of assignment, has agreed to pay its web site developer 25% of the proceeds of any offering of securities by New Politics until such time as New Politics' account with the web site developer is current.


NOTE 12 -Income Taxes
         ------------

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

         Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate applicable for each period as a result of the following:

                                             Year Ended       Period Ended
                                          December 31, 2000  December 31, 1999
                                          -----------------  -----------------
         Computed "expected" tax benefit      $  658,000        $  697,000
         Decrease in tax benefit resulting
           from net operating loss for
           which no benefit is currently
           available                            (658,000)         (697,000)
                                              -----------       -----------
                                              $        -        $        -
                                              ===========       ===========

         The Company had deferred tax assets of approximately $1,355,000 at December 31, 2000, resulting primarily from net operating loss carryforwards. The deferred tax assets have been fully offset by a valuation allowance resulting from the uncertainty surrounding their future realization.


NOTE 13 -Subsequent Events
         -----------------

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

NOTE 13 -Subsequent Events (Continued)
         -----------------

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

                    COMPUTER ASSISTED LEARNING
                       & INSTRUCTION, INC.

                    December 31, 2000 and 1999

TABLE OF CONTENTS                                                   Page
----------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                          1

FINANCIAL STATEMENTS:

  Balance Sheets                                                      2

  Statements of Income                                                4

  Statements of Stockholders' Equity                                  5

  Statements of Cash Flows                                            6

  Notes to Financial Statements                                       7

                   INDEPENDENT AUDITORS' REPORT



The Board of Directors
Computer Assisted Learning & Instruction, Inc.

We have audited the accompanying balance sheets of Computer Assisted Learning & Instruction, Inc. (the Company) as of December 31, 2000 and 1999, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Assisted Learning & Instruction, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ Squire & Company, PC

March 4, 2001
Squire & Company, PC
Orem, Utah

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
BALANCE SHEETS
December 31, 2000 and 1999
                                                       2000          1999
-----------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash                                            $     11,366  $     61,614
  Accounts receivable - net of allowance             1,039,652       470,104
  Employee receivable                                    4,046         1,683
  Inventories                                           45,478        29,466
  Prepaid assets                                        93,909        13,275
  Deferred tax assets                                    9,857       101,595
                                                  ------------- -------------

     Total current assets                            1,204,308       677,737

Fixed Assets:
  Property and equipment                               716,256       719,812
  Accumulated depreciation                            (356,869)     (410,530)
                                                  ------------- -------------

     Net fixed assets                                  359,387       309,282

Other Assets                                            34,043         9,444
                                                  ------------- -------------

        Total assets                              $  1,597,738  $    996,463
                                                  ============= =============












The accompanying notes are an integral part of these statements.

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
BALANCE SHEETS (CONTINUED)
December 31, 2000 and 1999
                                                       2000         1999
-----------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                $    219,757  $     92,405
  Accrued payroll liabilities                           85,433        56,133
  Pension payable                                       70,517       161,417
  Income taxes payable                                 343,966        37,144
                                                  ------------- -------------

     Total current liabilities                         719,673       347,099

Deferred Tax Liability                                  15,571         9,071

Stockholder Loan                                             -       750,660
                                                  ------------- -------------

       Total liabilities                               735,244     1,106,830

Stockholders' Equity:
  Common stock, no par value, 20,000,000
    shares authorized, 11,550,000 shares
    issued and 11,253,500 shares outstanding           462,451        21,685
  Treasury stock, 296,500 shares                             -             -
  Cumulative other comprehensive loss                     (740)            -
  Retained earnings (deficit)                          400,783      (132,052)
                                                  ------------- -------------

     Total stockholders' equity                        862,494      (110,367)
                                                  ------------- -------------

       Total liabilities and stockholders' equity $  1,597,738  $    996,463
                                                  ============= =============







The accompanying notes are an integral part of these statements.

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
STATEMENTS OF INCOME
Years Ended December 31, 2000 and 1999                2000           1999
-----------------------------------------------------------------------------

Software Sales                                    $  3,795,469  $  2,349,347
Non-Software Sales                                      49,644        39,648
                                                  ------------- -------------

    Total sales                                      3,845,113     2,388,995

Operating Expenses                                   2,999,031     2,083,179
                                                  ------------- -------------

Operating Income                                       846,082       305,816

Other Income (Expense):
  Interest income                                       12,085        17,615
  Other income                                          19,581        18,404
  Recalculated pension cost adjustment                  90,900             -
  Loss on sale of fixed assets                         (12,156)            -
  Interest expense                                         (39)      (91,236)
                                                  ------------- -------------

     Total other income (expense)                      110,371       (55,217)
                                                  ------------- -------------

Income Before Income Taxes                             956,453       250,599

Provision for Income Tax:
  Current                                              325,380        37,244
  Deferred                                              98,238        63,631
                                                  ------------- -------------

     Total income tax expense                          423,618       100,875
                                                  ------------- -------------

Net Income                                        $    532,835  $    149,724
                                                  ============= =============

Earnings Per Share - Basic and Fully Diluted      $       0.30  $      73.54
                                                  ============= =============

Weighted Average Shares Outstanding                  1,792,410         2,036
                                                  ============= =============







The accompanying notes are an integral part of these statements.


COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2000 and 1999

------------------------------------------------------------------------------------------------------
                                                                   Cumulative
                                                       Treasury      Other
                                    Common Stock        Stock    Comprehensive   Retained
                                 Shares     Amount      Shares       Loss        Earnings    Total
                              ---------- ----------- ----------- ------------- ----------- -----------
Balance at December 31, 1998       1,000 $   21,685           -  $          -  $ (281,776) $ (260,091)

Issuance of Stock                  1,715          -           -             -           -           -

Net Income                             -          -           -             -     149,724     149,724
                              ---------- ----------- ----------- ------------- ----------- -----------

Balance at December 31, 1999       2,715     21,685           -             -    (132,052)   (110,367)

Issuance of Stock              4,090,785          -     296,500             -           -           -

Contributed Capital            7,160,000    440,766           -             -           -     440,766

Comprehensive Net
Income Calculation:
  Net Income                           -          -           -             -     532,835     532,835
  Other Comprehensive Loss:
    Foreign currency
    translation adjustments            -          -           -          (740)          -        (740)
                              ---------- ----------- ----------- ------------- ----------- -----------

Balance at December 31, 2000  11,253,500 $  462,451     296,500  $       (740) $  400,783  $  862,494
                              ========== =========== =========== ============= =========== ===========






The accompanying notes are an integral part of these statements.



COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000 and 1999
                                                               2000         1999
--------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income                                              $    532,835  $    149,724
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                               64,794        18,859
     Deferred taxes                                             98,238        63,631
     Bad debt allowance                                              -         5,000
     Loss on sale of fixed assets                               12,156             -
     (Increase) decrease in operating assets:
        Accounts receivable                                   (569,547)      (70,864)
        Employee receivable                                     (2,363)       (1,236)
        Inventories                                            (24,599)      (18,468)
        Prepaid expenses                                       (80,634)      (13,275)
        Other assets                                           (16,011)         (319)
     Increase (decrease) in operating liabilities:
        Accounts payable                                       127,352        26,432
        Accounts payable - stockholder                               -        (3,059)
        Accrued payroll liabilities                             29,300         8,843
        Pension payable                                        (90,900)      161,417
        Income taxes payable                                   306,822        37,144
                                                          ------------- -------------

           Total adjustments                                  (145,392)      214,105
                                                          ------------- -------------

     Net cash provided by operating activities                 387,443       363,829

Cash Flows from Investing Activities:
  Proceeds from sale of fixed assets                            23,100             -
  Purchase of equipment                                       (150,897)     (270,493)
                                                          ------------- -------------

     Net cash used by investing activities                    (127,797)     (270,493)

Cash Flows from Financing Activities:
  Net payments on stockholder loan                            (309,894)     (205,337)
                                                          ------------- -------------

Net Decrease in Cash                                            50,248      (112,001)

Cash at Beginning of Year                                       61,614       173,615
                                                          ------------- -------------

Cash at End of Year                                       $     11,366  $     61,614
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

Cash and Cash Equivalents - The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents.

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

The Company reviews its fixed assets for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." No fixed assets were determined to be impaired for the years ending December 31, 2000 and 1999.

Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolongs its life are charged to expense as incurred. Gains and losses on dispositions are included in net income.

Other Assets - Other assets consist of prepaid rents, professional retainer fees, and intangible assets.

Research and Development Costs - Research and development expenditures, consisting primarily of software development costs incurred prior to achieving technological feasibility are charged to operations as incurred. After technological feasibility is established any additional software development costs would be capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Capitalization of Software Development Costs. Under the Company's software

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies (continued)
         -----------------------------------------------------

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

Note 2.  Fixed Assets
         ------------

Major classifications of property and equipment for December 31, 2000 and 1999 are as follows:

                                                  2000          1999
                                              -------------- -------------
   Computer software - 3 year life            $       5,656  $     32,920
   Computer hardware - 3-5 year life                 98,892       124,104
   Phone equipment - 5 year life                     19,884         8,856
   Furniture and fixtures - 5-10 year life          424,416       399,748
   Vehicles and boats - 10 year life                167,608       154,184
                                              -------------- -------------
                                                    716,256       719,812
   Accumulated depreciation and amortization       (356,869)     (410,530)
                                              -------------- -------------
                                              $     359,387  $    309,282
                                              ============== =============

Note 3.  Foreign Currency Transactions
         -----------------------------

During 2000, the Company established relations with a company in Brazil, CALI Brasil, Ltda. The Company's agreement with CALI Brasil, Ltda. allows it to record revenue at the price the software was sold to the customer. The Company then pays a commission for each sale to CALI Brasil, Ltda.

CALI Brasil's sales and commissions translated from Brazilian reals (the functional currency) to US dollars (the reporting currency) for the year ending December 31, 2000 were $146,722 and $129,613, respectively. The Company reports the accounts receivable and commissions payable to CALI Brasil, Ltda. using the exchange rate at the date of the balance sheet. The Company reports the sales and commissions of CALI Brasil, Ltda. using a weighted-average exchange rate over the period the income statement. Gains or losses on translating the functional currency to the reporting currency are reported as a component of cumulative other comprehensive income.

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 3.  Foreign Currency Transactions (continued)
         ----------------------------------------

During 1999, the Company entered into one transaction for the sale of goods in a foreign currency. This sale resulted in a loss on translation of $7,647.

No other transactions for the years ending December 31, 2000 and 1999 involved a currency other than U.S. dollars.

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

                                                         2000         1999
                                                    ------------ ------------
    Current
      Federal income tax expense                    $   282,761  $    31,965
      State income tax expense                           42,619        5,279
      Deferred income tax expense                        98,238       63,631
                                                    ------------ ------------
        Income tax expense                          $   423,618  $   100,875
                                                    ============ ============
    The income tax provision reconciled to the tax computed at the federal statutory rate is as follows at December 31:

      Income taxes at the statutory rate            $   325,194  $    97,734
      Expenses and (revenue) adjustments - net           (8,981)       6,165
      State income taxes, net of federal benefit         27,725        3,307
      Prior year tax amendment                          (18,558)           -
      Net operating loss carryforward                         -      (69,962)
                                                    ------------ ------------
        Total income tax provision                  $   325,380  $    37,244
                                                    ============ ============
    Deferred tax assets and liabilities consist of the following:

       Deferred tax assets:
       Allowance for doubtful accounts              $     1,865  $     1,865
       Accrued, unpaid interest                               -       91,832
       Vacation accrual                                   7,992        7,898
                                                    ------------ ------------
         Total deferred tax assets                        9,857      101,595

    Deferred liabilities:
       Excess tax depreciation                          (15,571)      (9,071)
                                                    ------------ ------------
    Net deferred tax assets (liabilities)           $    (5,714) $    92,524
                                                    ============ ============

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 4.  Income Taxes (continued)
         ------------------------

The income tax provision reconciled to the Balance Sheet accounts is as follows at December 31:

                                                    2000       1999
                                               ----------- -----------
     Tax payments made:
        Federal                                $        -  $        -
        State                                         100         100
                                               ----------- -----------

           Total tax payments                         100         100

     Current income tax expense                  (325,380)    (37,244)
     Prior year income taxes payable (amended)    (18,586)          -
                                               ----------- -----------

     Income taxes payable                      $ (343,966) $  (37,144)
                                               =========== ===========

Note 5.  Related Party Transactions
         --------------------------

The Company's majority stockholder loaned the Company $709,800 as of December 31, 1999. Accrued interest totaling $40,860 has been included in this balance sheet account total of $750,660. During 2000, the Company repaid $309,894 of this loan. This stockholder then converted the remaining balance, $440,766, to additional paid-in capital. Also during 1999, the Company purchased from this stockholder vehicles and boats for $77,500. Additionally, another vehicle was purchased from a company officer for $8,000. These assets are reported under "Vehicles and boats" in Note 2.

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

The Company sells its products primarily through distributors and resellers. Sales through the two largest distributors of the Company accounted for approximately 28 and 41 percent of the Company's net revenues for December 31, 2000 and 1999, respectively.

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

                           2001       $     77,569
                           2002             85,241
                           2003             14,230
                                      -------------

                                      $    177,040
                                      =============

Note 8.  Pension Plan
         ------------

On December 31, 1999, the Company adopted a defined benefit pension plan, effective for the 1999 plan year, covering all employees who meet age and length of service requirements. The benefits are based on years of service and the employee's compensation during the last three consecutive years of employment. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those benefits expected to be earned in the future. Contributions vest to employees at the end of six years of service.

The required contribution, accrued in the financial statements, for the years ending December 31, 2000 and 1999 was $70,517 and $161,417.


                                                  December 31,  December 31,
                                                      2000         1999
                                                 -------------- -------------
    Change in benefit obligations:
      Benefit obligation at beginning of year    $     161,417  $          -
      Service cost                                      53,689       161,417
      Interest cost                                     13,023             -
                                                 -------------- -------------

      Benefit obligation at end of period        $     228,129  $    161,417
                                                 ============== =============
    Change in plan assets:
      Fair value of plan assets at beginning of year         -             -
      Actual return on plan assets                       1,214             -
      Employer contribution                            161,417             -
      Benefits paid                                          -             -
                                                 -------------- -------------
      Fair value of plan assets at end of period $     162,631  $          -
                                                 ============== =============

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 8.  Pension Plan (continued)
         ------------------------

                                                 December 31,    December 31,
                                                      2000           1999
                                                 -------------- -------------
    Net pension cost included the
    following components:
      Service cost                               $      53,689  $    161,417
      Interest cost                                     13,023             -
      Expected return on plan assets                    (5,696)            -
      Amortization of prior service cost                 9,501             -
                                                 -------------- -------------
                                                 $      70,517  $    161,417
                                                 ============== =============


                                                   December 31,   December 31,
                                                       2000           1999
                                                 -------------- -------------
    Funded status of the plan:
      Plan assets less than projected benefits   $     (72,817) $   (161,417)
      Unrecognized prior service cost                  176,537             -
      Unrecognized net gain                            (83,337)            -
                                                 -------------- -------------
        Net amount recognized                    $      20,383  $   (161,417)
                                                 ============== =============

    Amounts recognized in the balance sheet:
      Pension payable                            $     (70,517) $   (161,417)
      Prepaid assets                                    90,900             -
                                                 -------------- -------------
                                                 $      20,383  $   (161,417)
                                                 ============== =============

The weighted-average discount rate and long-term rate of return used in determining the actuarial present value of the projected benefit obligation was 7 percent for the years ended December 31, 2000 and 1999.

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

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 11. Subsequent Event
         ----------------

On December 15, 2000, the Company entered into an Agreement and Plan of Reorganization (Reorganization Agreement). This Reorganization Agreement was executed on January 31, 2001 and was accounted for as a reverse merger with Politics.com, Inc., a Delaware corporation incorporated in January 1997. All of the outstanding common stock of CALI was exchanged for 11,550,000 of common stock of Politics.com, Inc (POCO). The transaction, accounted for as a reverse merger acquisition, resulted in the recapitalization of CALI; inasmuch, as it was deemed to be the acquiring entity for accounting purposes. Politics.com, Inc. then changed its name to English Language Learning and Instruction System, Inc. (ELLIS).

In connection with the reverse merger, the 11,550,000 shares of common stock of CALI were exchanged at a rate of one share of CALI for one share of POCO.



                               -13

             PRO FORMA COMBINED FINANCIAL STATEMENTS
                    ENGLISH LANGUAGE LEARNING
                  AND INSTRUCTION SYSTEM, INC.
             (F/K/A POLITICS.COM, INC. AND COMPUTER
             ASSISTED LEARNING AND INSTRUCTION, INC.)
               AS OF DECEMBER 31, 2000 (UNAUDITED)

      English Language Learning and Instruction System, Inc.
             (F/K/A Politics.com, Inc. and Computer
             Assisted Learning and Instruction, Inc.)
             Pro Forma Combined Financial Statements
                           (Unaudited)
-----------------------------------------------------------------------------

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


ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
(F/K/A Politics.com, Inc. and Computer Assisted earning and Instruction, Inc.)
PRO FORMA COMBINED BALANCE SHEET
December 31, 2000
(Unaudited)
--------------------------------------------------------------------------------------
                                                          Pro forma
                              CALI,         ELLIS,        Increase       Pro forma
                              Inc.          Inc.          (Decrease)     Combined
                              ------------- ------------- -------------- -------------
ASSETS                                                     (A)

Current Assets:
  Cash and cash equivalents   $     17,959  $        296  $        (296) $     17,959
  Accounts receivable            1,037,105             -              -     1,037,105
  Prepaid expense                    3,009             -              -         3,009
  Inventories                       45,478             -              -        45,478
  Current portion of
   deferred tax asset                9,857             -              -         9,857
                              ------------- ------------- -------------- -------------

    Total current assets         1,113,408           296           (296)    1,113,408

Property, Plant and
 Equipment - net                   359,387        65,421        (65,421)      359,387

Other Assets                        34,043        37,750        (37,750)       34,043
                              ------------- ------------- -------------- -------------

      Total assets            $  1,506,838  $    103,467  $    (103,467) $  1,506,838
                              ============= ============= ============== =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable            $    219,757  $    727,817  $    (727,817) $    219,757
  Capital lease - current
    portion                              -        38,080        (38,080)            -
  Accrued expenses                 153,993       436,181       (436,181)      153,993
  Notes payable                          -     1,161,648     (1,161,648)            -
  Current income tax payable       343,966             -              -       343,966
  Current portion of
    deferred taxes                       -             -              -             -
                              ------------- ------------- -------------- -------------

    Total current liabilities      717,716     2,363,726      2,363,726       717,716

Capital Lease -
  noncurrent portion                     -        78,913        (78,913)            -

Deferred Income Taxes               15,571             -              -        15,571
                              ------------- ------------- -------------- -------------

    Total liabilities              733,287     2,442,639     (2,442,639)      733,287




Continued

The accompanying notes are an integral part of the combined pro forma financial statements.


ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
(F/K/A Politics.com, Inc. and Computer Assisted earning and Instruction, Inc.)
PRO FORMA COMBINED BALANCE SHEET
December 31, 2000
(Unaudited)
--------------------------------------------------------------------------------------
                                                          Pro forma
                              CALI,         ELLIS,        Increase       Pro forma
                              Inc.          Inc.          (Decrease)     Combined
                              ------------- ------------- -------------- -------------
                                                            (A)
Stockholders' Equity:
  Preferred stock, $0.00001
   par value, 50,000,000
   shares authorized, none
   issued                                -             -              -             -
  Common stock, $0.00001 par
   value, 20,000,000 shares
   authorized, 1,201,000
   shares issued and
   outstanding                           -            12            (12)            -
  Common stock, no par value,
   20,000,000 shares
   authorized, 11,550,000
   shares issued and
   11,253,000 shares
   outstanding                     462,451             -       (462,451)            -
  Common stock, $0.00001
   par value, 20,000,000
   shares authorized,
   12,750,001 shares issued
   and outstanding                       -             -            128           128
  Treasury stock, 297,000 shares         -             -              -             -
  Additional paid-in capital             -     6,808,231     (6,345,908)      462,323
  Cumulative other
   comprehensive income               (740)            -              -          (740)
  Retained earnings                311,840             -              -       311,840
  Deficit accumulated during
   development stage                     -    (9,147,415)     9,147,415             -
                              ------------- ------------- -------------- -------------
     Total stockholders'
      equity (deficit)             773,551    (2,339,172)     2,339,172       773,551
                              ------------- ------------- -------------- -------------
     Total liabilities and
     stockholders' equity
     (deficit)                $  1,506,838  $    103,467  $    (103,467) $  1,506,838
                              ============= ============= ============== =============


The accompanying notes are an integral part of the combined pro forma financial statements.






ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
(F/K/A Politics.com, Inc. and Computer Assisted Learning & Instruction, Inc.)
PRO FORMA COMBINED STATEMENT OF INCOME
For the Year Ended December 31, 2000
(Unaudited)

--------------------------------------------------------------------------------------
                                                          Pro forma
                              CALI,         ELLIS,        Increase       Pro forma
                              Inc.          Inc.          (Decrease)     Combined
                              ------------- ------------- -------------- -------------
                                                             (A)
Operating Revenues            $  3,845,113  $     13,384  $     (13,384) $  3,845,113

Operating Expenses:
  Direct operating costs         2,932,280             -              -     2,932,280
  Selling general and
   administrative                        -     2,646,761     (2,646,761)            -
  Website development                    -       215,010       (245,010)            -
  Depreciation                      64,794       111,479       (114,479)       64,794
                              ------------- ------------- -------------- -------------

    Total operating expenses     2,997,074     2,973,250     (2,973,250)    2,997,074
                              ------------- ------------- -------------- -------------

Operating Income (Loss)            848,039    (2,959,866)     2,959,866       848,039

Other Income (Expense)              19,471      (148,522)       148,522        19,471
                              ------------- ------------- -------------- -------------
Income (Loss) Before
  Income Taxes                     867,510    (3,108,388)     3,108,388       867,510

Income Tax Expense (Benefit):
  Current income tax expense       325,380             -              -       325,380
  Deferred income tax benefit       98,238             -              -        98,238
                              ------------- ------------- -------------- -------------
    Total income tax expense
     (benefit)                     423,618             -              -       423,618
                              ------------- ------------- -------------- -------------

Net Income (Loss)              $   443,892  $ (3,108,388) $   3,108,388  $    443,892
                              ============= ============= ============== =============
Net Income Per Common Share -
  Basic and Fully Diluted                                                $       0.03
                                                                         =============
Weighted Average Shares
  Outstanding                                                              12,750,000
                                                                         =============




The accompanying notes are an integral part of the combined pro forma financial statements.


ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
(F/K/A POLITICS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000
----------------------------------------------------------------------------

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

Computer Assisted Learning & Instruction, Inc.   The Company was organized
under the laws of the State of Utah on January 1, 1994. The Company was formed for the purpose of, but not limited to, the development, marketing, and support of English language training software.

(A) Pro forma Adjustments   On November 30, 2000, Politics.com, Inc.
established a wholly-owned subsidiary, New Politics.com, Inc. (a Nevada corporation) (New Politics), and entered into an asset purchase agreement whereby New Politics acquired from Politics.com, Inc. all of Politics.com, Inc.'s assets and liabilities. As consideration for acquiring the assets, New Politics assumed complete and sole responsibility of and for all obligations associated with the assets acquired.

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

Following the "spin-off", on January 31, 2001, under the terms of the Reorganization Agreement, the shareholders of CALI exchanged 100% of the outstanding common stock of CALI for 11,550,000 shares of Politics.com, Inc. common stock, representing approximately 85.6 percent of the outstanding common stock of Politics.com, Inc. and Politics.com, Inc. changed its name to English Language Learning and Instruction System, Inc. (ELLIS). The exchange resulted in CALI's shareholders holding a larger portion of the voting rights of Politics.com, Inc. than would be held after the merger by the persons who were Politics.com, Inc. shareholders prior to the merger. Accordingly, the transaction was treated for accounting purposes as a reverse merger (purchase) with CALI being the acquirer and Politics.com, Inc. being the acquired company. Consequently, the pro forma adjustment has been made to record the "spin-off" of all assets, liabilities, and results of operations of Politics.com, Inc. held by its subsidiary, New Politics.com, Inc.






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

NAME               AGE     POSITION

Francis R. Otto     65     Founder, Chairman and Director

Timothy D. Otto     32     Chief Executive Officer, President and Director

Kimber B. Jensen    32     Chief Operations Officer and Director

Janet M. Otto       66     Director


      Francis R. Otto, Ph.D. Dr. Otto is the Company's Founder, Chairman of the Board and a Director of the Company. He received a Bachelors of Arts in Spanish from Baldwin-Wallace College, Berea, Ohio, in 1958. Dr. Otto received a Masters of Arts in Spanish Language and Literature in 1960 and a Ph.D. in Educational Administration and Curriculum Development in 1966, both from the University of Wisconsin. Dr. Otto was a Professor of Linguistics at Ohio State University from 1966 until 1973. From 1973 until 1976, he was a Professor of Linguistics at the University of the Americas, Puebla, Mexico.
He was a Professor of Linguistics at Brigham Young University, Provo, Utah, from 1976 through 1990. Dr. Otto has been an active advocate of computer-assisted language instruction throughout his career. He is a charter member of TESOL (Teaching English as a Second Language). In 1982, he founded and served as Director of CALICO (Computer Assisted Learning and Instruction Consortium), an international symposium research group devoted to applying technology to language instruction. He founded the Company in 1990. Dr. Otto is the father of five children and fluent in Spanish. He is 65 years old.

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

      David Warnock. Mr. Warnock has served as a Director of the Company since January 2002. Mr. Warnock is a founding member and managing partner of Camden Partners, Inc. (fka Cahill, Warnock & Co. LLC), a private investment management firm established in 1995. Prior to founding Cahill, Warnock, Mr. Warnock spent 12 years at T. Rowe Price Associates in a variety of investment management positions. Mr. Warnock also serves as a director of Blue Rhino, Corp., Children's Comprehensive Services, Inc., Environmental Safeguards, Inc., Concorde Career Colleges, Inc., Touchstone Applied Science Technologies, Inc. He is 43 years of age.



ITEM 10.   EXECUTIVE COMPENSATION

      Neither Howard R. Baer, the Company's former President and Chief Executive Officer, nor Kevin C. Baer, the Company's former
Secretary/Treasurer, or any other officer or director of the Company received any compensation from the Company during the fiscal year ended December 31, 2000.

       The table below sets forth the compensation paid by Computer Assisted Learning and Instruction, Inc. to Timothy D. Otto and Kimber B. Jensen for the fiscal years ended December 31, 1999 and December 31, 2000. The only compensation paid by CALI was in the form of salary and bonus. No other type of compensation was paid.

Timothy D. Otto         1999      Salary:  $71,875
                        1999      Bonus:   $47,081

                        2000      Salary:  $80,000
                        2000      Bonus:   $58,799

Kimber B. Jensen        1999      Salary:  $63,333
                        1999      Bonus:   $23,541

                        2000      Salary:  $70,000
                        2000      Bonus:   $31,638


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of January 11, 2002 certain information with respect to beneficial ownership of the Company's Common Stock by: (i) each person known by the Company to beneficially more than 5% of the Company's Common Stock; (ii) each of the Company's directors, (iii) each of the executive officers of the Company; and (iv) all directors and executive officers as a group. This information is based upon information received from or on behalf of the named individual. Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed. None of the persons named below hold any options exercisable within 60 days.

Name of                               Amount of Nature      Percent of Class
Beneficial Owner                      Beneficial Ownership

Francis R. Otto (1)                      9,221,000             53.0%

Timothy D. Otto (2)                      1,155,000              6.6%

Kimber B. Jensen (3)                       577,500              3.3%

Janet M. Otto (1)                        9,221,000             53.0%

David Warnock (4)                        1,500,000              8.6%

Camden Partners Strategic
Fund II-A, L.P. (5)(6)                   1,416,000              8.1%

Camden Partners Strategic
Fund II-B, L.P. (6)(7)                      84,000              0.5%

All directors and                       10,953,500             75.8%
executive officers as a group
____________

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

(4) Mr. Warnock is the managing partner of Camden Partners, Inc., the general partner of each of Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B, L.P. Mr. Warnock disclaims any personal beneficial ownership of such shares.

(5) Includes 472,000 shares of common stock and 944,000 shares of Series A Preferred Stock convertible into common stock on one for one basis.

(6) All of the Company's securities owned by Camden entities are under the common control of Camden Partners Strategic II, LLC.

(7) Includes 28,000 shares of common stock and 56,000 shares of Series A Preferred Stock convertible into common stock on one for one basis.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

      Exhibits


EXHIBIT NO.                    DESCRIPTION

2.1 Agreement and Plan of Reorganization by and among Politics.com, Inc. And Computer Assisted Learning and Instruction, Inc. (2)

3.1    Amended and Restated Certificate of Incorporation. (1)

3.2    Amended and Restated Bylaws. (1)

10.1   Leases for 3520 North University Avenue, Provo, Utah 84604. (2)

10.2 1999 Combination Stock Option Plan, filed as Exhibit 6.3 to the Company's Form 10-SB. (2)

10.3   Form of Non-Qualified Stock Option Agreement, filed as Exhibit
       6.5 to the Company's Form 10-SB. (2)

10.4 Form of Incentive Stock Option Agreement, filed as Exhibit 6.6 to the Company's Form 10-SB. (2)

10.5 Stockholders Agreement dated September 20, 2001 between the Company and certain stockholders. (1)

10.6 Registration Rights Agreement dated September 20, 2001 between the Company and certain stockholders. (1)

10.7 Employment Agreement dated September 19, 2001 between the Company and Timothy D. Otto. (1)

10.8 Employment Agreement dated September 19, 2001 between the Company and Kimber Jensen. (1)

10.9 Employment Agreement dated September 19, 2001 between the Company and John Bodine. (1)

10.10 Non-Disclosure, Intellectual Property and Non-Competition Agreement dated September 18, between the Company and Dr. Frank Otto.(1)

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

                             ENGLISH LANGUAGE LEARNING AND INSTRUCTION
                             SYSTEM, INC. (FORMERLY POLITICS.COM, INC.)

DATE: JANUARY 14, 2002       BY:/s/ TIMOTHY D. OTTO
                                ----------------------------
                             By: TIMOTHY D. OTTO
                             CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE                            TITLE                          DATE


/S/ Francis R. Otto
_____________________________    Chairman of the Board        January 14, 2002
Francis R. Otto                  of Directors



/S/ Timothy D. Otto
_____________________________    Chief Executive Officer,     January 14, 2002
Timothy D. Otto                  President and Director


/S/ Kimber B. Jensen
______________________________   Vice President, Chief        January 14, 2002
Kimber B. Jensen                 Operations Officer and
                                 Director

/S/ Janet M. Otto
______________________________   Director                     January 14, 2002
Janet M. Otto