Form 10QSB/A
period 2001-03-30
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2002-01-16
CIK 1094231

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                       FORM 10-QSB/A NO. 1

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

                    March 31, 2001 (Unaudited)

TABLE OF CONTENTS                                                       Page
_____________________________________________________________________________


FINANCIAL STATEMENTS:

   Balance Sheet                                                         1

   Statements of Operations                                              3

   Statements of Cash Flows                                              4

   Notes to Financial Statements                                         5

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
BALANCE SHEET
March 31, 2001 (Unaudited)
______________________________________________________________________________

ASSETS

Current Assets:
  Cash                                                         $      81,729
  Accounts receivable - net of allowance                             892,172
  Employee receivable                                                  5,611
  Inventories                                                         56,604
  Prepaid assets                                                      93,909
  Deferred tax assets                                                  9,857
                                                                -------------

     Total current assets                                          1,139,882

Fixed Assets:
  Property and equipment                                             742,731
  Accumulated depreciation                                          (375,333)
                                                                -------------

     Net fixed assets                                                367,398

Other Assets                                                          34,043
                                                                -------------

     Total assets                                               $  1,541,323
                                                                =============


See accompanying footnotes.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
BALANCE SHEET (Continued)
March 31, 2001 (Unaudited)
______________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                              $    445,427
  Accrued payroll liabilities                                         68,425
  Pension payable                                                     70,517
  Income taxes payable                                               343,966
                                                                -------------

     Total current liabilities                                       928,945

Deferred Tax Liability                                                20,610
                                                                -------------

       Total liabilities                                             948,945

Stockholders' Equity:
  Preferred stock, $0.00001 par value, 50,000,000
   shares authorized, none issued                                          -
  Common stock, $0.00001 par value, 20,000,000
  Shares authorized, 13,708,293 shares issued outstanding                137
  Additional paid-in capital                                       2,117,190
  Cumulative other comprehensive loss                                   (954)
  Retained deficit                                                (1,523,995)
                                                                -------------

    Total stockholders' equity                                       592,378
                                                                -------------

      Total liabilities and stockholders' equity                $  1,541,323
                                                                =============


See accompanying footnotes.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
STATEMENT OF OPERATIONS


                                                   Three Months  Three Months
                                                   Ended March   Ended March
                                                   31, 2001      31, 2000
_____________________________________________________________________________
                                                   (Unaudited)  (Unaudited)

Software Sales                                     $ 1,325,016   $   879,926
Non-Software Sales                                           -         6,859
                                                   ------------  ------------
   Total sales                                       1,325,016       886,785

Operating Expenses                                   1,694,615       626,070
                                                   ------------  ------------

Operating Income (Loss)                               (369,599)      260,715

Other Income (Expense):
  Nonrecurring consulting expenses                    (837,500)            -
  Nonrecurring organizational expenses                (708,601)            -
  Interest income                                        1,520         1,576
  Other income (expense)                                     -          (433)
  Gain (loss) on sale of fixed assets                   (5,333)        4,634
  Interest expense                                        (226)            -
                                                   ------------  ------------

       Total other income (expense)                 (1,550,140)        5,777
                                                   ------------  ------------

Income (Loss) Before Income Taxes                   (1,919,739)      266,492

Provision for Income Tax:
  Current                                                    -        98,602
  Deferred                                               5,039         2,466
                                                   ------------  ------------

       Total income tax expense                          5,039       101,068
                                                   ------------  ------------

Net Income (Loss)                                  $(1,924,778)  $   165,424
                                                   ============  ============

Earnings (Loss) Per Share-Basic and Fully Diluted  $      (.16)  $    128.63
                                                   ============  ============

Weighted Average Shares Outstanding                 12,095,188         1,286
                                                   ============  ============



See accompanying footnotes.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
STATEMENTS OF CASH FLOWS
                                                   Three Months  Three Months
                                                   Ended March   Ended March
                                                   31, 2001      31, 2000
_____________________________________________________________________________
                                                   (Unaudited)   (Unaudited)

Cash Flows from Operating Activities:
  Net income (loss)                                $ (1,924,778) $    165,424
  Adjustments to reconcile net income (loss) to net
   cash provided by (used) operating activities:
     Depreciation                                        19,631        14,754
     Deferred taxes                                       5,039         2,466
     Nonrecurring consulting and organizational
      expenses                                        1,546,101            -
     (Gain) loss on sale of fixed assets                  5,333        (4,634)
     (Increase) decrease in operating assets:
        Accounts receivable                             147,480        27,185
        Employee receivable                              (1,565)        1,175
        Inventories                                     (11,126)      (17,621)
        Prepaid expenses                                      -        10,000
     Increase (decrease) in operating liabilities:
        Accounts payable                                 25,671        30,289
        Accrued payroll liabilities                     (17,007)       (2,857)
        Income taxes payable                                  -        84,852
                                                   ------------- -------------

           Total adjustments                          1,753,731       145,609
                                                   ------------- -------------
     Net cash provided (used) by
     operating activities                              (205,221)      311,033


Cash Flows from Investing Activities:
  Proceeds from sale of fixed assets                      3,500         5,000
  Purchase of equipment                                 (36,476)      (47,750)
                                                   ------------- -------------

     Net cash used by investing activities              (32,976)      (42,750)

Cash Flows from Financing Activities:
  Net payments on stockholder loan                            -       (83,313)
  Proceeds from issuance of stock                       308,560             -
                                                   ------------- -------------
     Net cash provided (used) by
     financing activities                               308,560       (83,313)
                                                   ------------- -------------

Net Increase in Cash                                     70,363       184,970

Beginning Cash                                           11,366        61,614
                                                   ------------- -------------

Ending Cash                                        $     81,729  $    246,584
                                                   ============= =============

Supplemental Information:
    The Company paid $226 and $0 in interest during the three months ended March 31, 2001 and 2000, respectively. The Company paid $0 and $13,750 in taxes during the three months ended March 31, 2001 and 2000.

    During the three months ended March 31, 2001, the Company paid for services in the amount of $200,000 by allowing the service provider to retain funds from an equity transaction. In addition, stock was issued for consulting and organization fees in the amount of $1,146,101.


See accompanying footnotes.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
NOTES TO FINANCIAL STATEMENTS
______________________________________________________________________________

Note 1.  Accounting Policies

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

The effect of this change on current year income is to increase software sales revenue by $562,784, the amount of distributor commissions reported as a component of Operating Expenses on the Consolidated Statements of Operations for the three months ended March 31, 2001. This change will have no effect on earnings per share.

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

Dated: January 15,2002  ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.

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