Form 10QSB/A
period 2001-06-30
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2002-01-16
CIK 1094231

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

                    June 30, 2001 (Unaudited)

TABLE OF CONTENTS                                                Page
______________________________________________________________________________

FINANCIAL STATEMENTS:

  Balance Sheet                                                    1

  Statements of Operations                                         3

  Statements of Cash Flows                                         4

  Notes to Financial Statements                                    5

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
BALANCE SHEET
June 30, 2001 (Unaudited)
______________________________________________________________________________

ASSETS

Current Assets:
  Cash                                                          $      51,660
  Accounts receivable - net of allowance                            2,516,586
  Employee receivable                                                   8,078
  Inventories                                                          73,619
  Prepaid expenses                                                     93,909
  Deferred tax assets                                                   9,857
                                                                --------------

     Total current assets                                           2,756,709

Fixed Assets:
  Property and equipment                                              684,934
  Accumulated depreciation                                           (379,867)
                                                                --------------
     Net fixed assets                                                 305,067

Other Assets                                                           58,622
                                                                --------------


       Total assets                                             $   3,120,398
                                                                ==============







See accompanying footnotes

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
BALANCE SHEET (Continued)
June 30, 2001 (Unaudited)
______________________________________________________________________________


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                              $     137,032
  Accrued payroll liabilities                                          88,387
  Pension payable                                                      70,517
  Note payable                                                         98,825
  Income taxes payable                                                343,966
                                                                --------------

     Total current liabilities                                        738,727

Deferred Tax Liability                                                 19,740
                                                                --------------

     Total liabilities                                                758,467

Stockholders' Equity:
  Preferred stock, $0.00001 par value, 50,000,000
   shares authorized, none issued                                           -
  Common stock, $0.00001 par value, 20,000,000
  Shares authorized, 14,221,383 shares issued and outstanding             142
  Additional paid-in capital                                        2,737,633
  Cumulative other comprehensive loss                                    (954)
  Retained deficit                                                   (374,890)
                                                                --------------

     Total stockholders' equity                                     2,361,931
                                                                --------------

       Total liabilities and stockholders' equity               $   3,120,398
                                                                ==============


See accompanying footnotes.


ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
STATEMENTS OF OPERATIONS
                                      Three Months  Three Months  Six Months    Six Months
                                      Ended June    Ended June    Ended June    Ended June
                                      30, 2001      30, 2000      30, 2001      30, 2000
                                      (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                      ------------- ------------- ------------- -------------
Software Sales                        $  4,022,900  $  1,480,439  $  5,348,416  $  2,360,364
Non-Software Sales                          90,957        19,687        90,957        26,546
                                      ------------- ------------- ------------- -------------

   Total sales                           4,113,857     1,500,126     5,439,373     2,386,910

Operating Expenses                       2,780,627       718,221     4,475,743     1,344,291
                                      ------------- ------------- ------------- -------------

Operating Income                         1,333,230       781,905       963,630     1,042,619

Other Income (Expense):
  Nonrecurring consulting expenses        (163,228)            -    (1,000,728)            -
  Nonrecurring organizational expenses      (5,406)            -      (714,006)            -
  Interest income                               57         2,621         1,578         4,197
  Other income (expense)                         -        14,262             -        13,829
  Gain (loss) on sale of fixed assets      (15,449)       (5,100)      (20,782)         (466)
  Interest expense                          (3,969)            -          (226)            -
                                      ------------- ------------- ------------- -------------

   Total other income (expense)           (187,995)       11,783    (1,738,132)       17,560
                                      ------------- ------------- ------------- -------------

Income (Loss) Before Income Taxes        1,145,235       793,688      (774,502)    1,060,179

Provision for Income Tax:
  Current                                        -       281,050             -       379,652
  Deferred                                    (870)            -         4,169         2,466
                                      ------------- ------------- ------------- -------------

   Total income tax expense                   (870)      281,050         4,169       382,118
                                      ------------- ------------- ------------- -------------

Net Income (Loss)                     $  1,146,105  $    512,638  $   (778,671) $    678,061
                                      ============= ============= ============= =============
Earnings (Loss) Per Share - Basic
  and Fully Diluted$                  $       0.08  $     183.74  $      (0.06) $     243.03
                                      ============= ============= ============= =============
Weighted Average Shares
  Outstanding                           13,781,514         2,790    12,920,651         2,790
                                      ============= ============= ============= =============



See accompanying footnotes.


ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
STATEMENTS OF CASH FLOWS
______________________________________________________________________________

                                                     Six Months    Six Months
                                                     Ended June    Ended June
                                                       30, 2001     30, 2000
                                                     ------------ ------------
                                                     (Unaudited)  (Unaudited)
Cash Flows from Operating Activities:
  Net income (loss)                                  $  (778,671) $   678,061
  Adjustments to reconcile net income (loss) to net
   cash provided by (used) operating activities:
     Depreciation                                         39,073       30,059
     Deferred taxes                                        4,169        2,466
     Noncash wages                                        24,000            -
     Nonrecurring consulting and organizational
      expenses                                         1,714,734            -
    (Gain) loss on sale of fixed assets                   20,782          466
    (Increase) decrease in operating assets:
      Accounts receivable                             (1,476,934)    (642,307)
      Employee receivable                                 (4,032)         789
      Inventories                                        (28,141)         268
      Prepaid expenses                                         -       10,000
      Other assets                                       (24,578)       2,000
    Increase (decrease) in operating liabilities:
      Accounts payable                                   (82,725)       1,524
      Accrued payroll liabilities                          2,953       12,292
      Pension payable                                          -       18,505
      Income taxes payable                                     -      365,902
                                                     ------------ ------------

        Total adjustments                                189,301     (198,036)
                                                     ------------ ------------

    Net cash provided (used) by operating activities    (589,370)     480,025

Cash Flows from Investing Activities:
  Proceeds from sale of fixed assets                      41,500       10,600
  Purchase of equipment                                  (47,036)     (66,280)
                                                     ------------ ------------

    Net cash used by investing activities                 (5,536)     (55,680)

Cash Flows from Financing Activities:
  Net payments on stockholder loan                             -     (184,483)
  Proceeds from note payable                              98,825            -
  Proceeds from issuance of stock                        536,375            -
                                                     ------------ ------------

    Net cash provided (used) by financing activities     635,200     (184,483)
                                                     ------------ ------------

Net Increase in Cash                                      40,294      239,862

Beginning Cash                                            11,366       61,614
                                                     ------------ ------------

Ending Cash                                          $    51,660  $   301,476
                                                     ============ ============
Supplemental Information:
   The Company paid $3,969 and $30,930 in interest during the six months ended June 30, 2001 and 2000, respectively. The Company paid $0 and $13,750 in taxes during the six months ended June 30, 2001 and 2000, respectively.

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

Dated: JANUARY 15, 2002 ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.


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