Form 10KSB
period 2001-12-31
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2002-04-08
CIK 1094231

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-KSB
(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                 COMMISSION FILE NUMBER  0-27591
                                         -------

      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
      -----------------------------------------------------
          (Name of Small Business Issuer in Its Charter)

                        POLITICS.COM, INC.
              -------------------------------------
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

    Securities registered under Section 12(b) of the Act: None

      Securities registered under Section 12(g) of the Act:


                 COMMON STOCK, PAR VALUE $.00001
                 -------------------------------
                         (Title of Class)


                 -------------------------------
                         (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [___]

     The issuer had revenues of $7,305,408 for its fiscal year ended December 31, 2001.

     The aggregate market value of the common stock, $.00001 par value, of the registrant held by non-affiliates (computed by reference to the closing price of the issuer's common stock on the NASD's OTC Bulletin Board on April 3, 2001) was approximately $4,330,542.

     As of April 3, 2002, there were 14,762,221 outstanding shares of the issuer's common stock, $.00001 par value.

                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

      English Language Learning and Instruction System, Inc., a Delaware corporation (the "Company"), is a software development and marketing company based in Provo, Utah. The Company=s business is developing and marketing computer software programs and supporting written materials to teach the English language.

      The Company's signature product is "ELLIS" (English Language Learning and Instruction System), a series of 20 interactive multi-media software programs designed to teach English students of all ages. ELLIS combines text, translation, full-motion video and digitized sound, graphics and animation into a virtual language learning experience for learners of all proficiency levels and native speakers of fifty-eight (58) languages. ELLIS is designed to be effective in all teaching of English as a Second Language ("ESL"), English as a Foreign Language ("EFL"), Limited English Proficient ("LEP"), the English component of bilingual education, and English literacy programs.

      All ELLIS components commence with high-quality video dialogues featuring native English speakers. The dialogues allow for and encourage student interaction and participation in the lesson (for example, role-playing, voice recording and pronunciation comparison). Students may adjust the speed of the dialogue, isolate phrases to clarify pronunciation, compare their own speech with the native speakers', or research vocabulary, grammar and cultural primers B all without leaving the lesson. The dialogues lead to interactive online exercises, and eventually to written exercises in companion workbooks. ELLIS contains several thousand hours of instruction and, because of its ability to recognize and process a wide range of student responses, a virtually infinite number of personalized student responses and learning situations. ELLIS programs operate on Windows, Windows XP, Windows NT, Macintosh, and UNIX platforms. Users access programs either by inserting a CD into their PC or through a network. The Company owns all proprietary and worldwide distribution rights to ELLIS. The Company does not anticipate incorporating any software or other technology that would diminish the Company's position in ELLIS.

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

      During 2000 and 2001, the Company spent $505,929 and $986,768 respectively on research and development. None of these costs were born directly by customers.

THE MARKET OPPORTUNITY

      English has become the standard language of business, technology, medicine, banking, travel, diplomacy and higher education around the world. English is studied as a first or second language in over 75 countries. Billions of dollars are spent every year to teach and learn English. By way of example, over 450 million Chinese are currently studying English, according to the Council Exchange for Teaching in China.

      The 2000 United States census reported that over 52 million Americans do not speak English as their first language or are pre-literate. This segment grew 250% more than the overall population since 1980. On January 7, 2002, President Bush signed a new education bill authorizing $3 billion specifically geared toward ESL, bilingual, and literacy programs, representing a 49% increase over 2001 spending.

      The Company's management estimates that the education technology market in the U.S. is $7.5 billion for 2001. The education technology market grew 13.6% from 1991 to 2000 and the instructional software market is anticipating growth of 22% between 2001 and 2004, reaching $3.3 billion by 2004, according to Simba Information Inc., Education Market Research, U.S. Bancorp Piper Jaffray.

      As the need for English continues to grow, the Company's management believes that institutions will continue to look to technology and away from more traditional textbook driven methods to accommodate increased enrollment. The Company believes that it has established a reputation for product excellence and effectiveness in the U.S. market over the past decade and is developing a comparable market presence internationally.

PRODUCTS

      The Company exclusively develops, publishes, distributes, and supports the ELLIS line of software, manuals and services. All content within the ELLIS offerings is owned by the Company. The Company constantly updates its current product line and releases new programs regularly based on growing opportunities. ELLIS multimedia English language training software provides instruction for corporate and institutional learners at all levels and ages. The ELLIS curriculum features full-motion video, native language support in over 60 languages, interactive role-playing, culture notes, grammar sentence structure, communication skills, pronunciation, testing, complete management system and more. ELLIS is broadly sub-divided into ELLIS Academic, ELLIS Kids and ELLIS Business.

      ELLIS Academic

      The ELLIS Academic suite is a compilation of five core products that take the learner from introductory levels to fluency and everything in between. With over a thousand hours of instruction, ELLIS Academic provides a virtual language experience for learners at all levels. Academic products are available in American, British, and Canadian versions. Academic programs are complimented with instructor guides and student workbooks.

      ELLIS Kids

      ELLIS Kids offers three programs designed especially to concentrate on the needs, interests and language development requirements of younger children learning English, regardless of their native language. ELLIS Kids provides instruction for children grades Kindergarten through 8 at three levels of language proficiency: absolute beginner, beginner, and low intermediate learner. ELLIS Kids programs are complimented with instructor guides and student workbooks.

      "Kids Essentials" released in February 2002, provides a basic foundation for learners who have no English proficiency or are pre-literate. Kids Essentials uses animated songs followed by native-language supported instruction to teach oral vocabulary and alphabet skills, including phonemic awareness through a "Watch-Learn-Practice-Play" sequence.

      Levels One and Two provide the building blocks for beginning and low intermediate learners using video stories to introduce tutorials. Level One focuses on proficiency and develops listening and speaking skills through integrated lessons in vocabulary, listening, grammar, pronunciation, and communication. Level Two focuses on further development of the students' listening and speaking skills.

      Ellis Business

      The ELLIS Business Series is comprised of five programs and uses all of the learning and teaching features present in the ELLIS Academic Suite. It contains over 700 hours of instruction. Major theme and context areas include: airport, ground transportation, hotel, food, office social skills, greetings, farewells, telephone skills, negotiations and contracts. ELLIS Business programs are complimented with instructor guides and student workbooks.

      ELLIS software has consistently received high praise in all areas for its quality, content and effectiveness. Technology and Learning Magazine has awarded ELLIS Intro, ELLIS Business, and ELLIS Kids with its Software Award of Excellence in each of the past three years. The editors of Computer Gazette selected ELLIS Intro and ELLIS Kids as winners of the Fifth Annual "EDDIES" Education Software Review Awards.

      The complete line of ELLIS products has been developed fully by the Company and the Company is the sole owner of the ELLIS software.

SALES METHODS

      ELLIS is sold to institutional customers servicing LEP school children and adults including: public schools and adult education centers that have a responsibility to teach English; (2) private schools, language schools, test preparation schools and universities that make money teaching English; and (3) companies that want to save money by teaching English to their employees to maximize productivity.

      The Company sells much of its product through dealers who work as independent contractors. These dealers work in the United States and Canada and have an average of ten years experience selling ELLIS or other English training products.

      In 2001 the Company began hiring direct sales agents. As of April 3, 2002, the Company has direct sales efforts and operations in the Washington D.C. area, New Jersey, Arizona, Seattle/Vancouver, Brazil, Mexico, China, Ecuador, Chile, and Spain.

      The Company also has distribution agreements with companies in Japan, Korea, Singapore, Malaysia, Indonesia, Thailand, Brunei, France, United Arab Emirates, England, Scotland, Wales, and Saudi Arabia. All distributor partners are entrenched in their respective markets and are managed by regional directors at the Company.

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

      Politics.com was a development stage Internet company intending to be a global Internet media company, offering a branded network of information, communication, entertainment, community, and commerce services with a common theme of politics.

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

EMPLOYEES

      As of April 2, 2002, the Company had 68 employees, of which 56 were full-time and 12 were part-time.


ITEM 2.  DESCRIPTION OF PROPERTY.

      The Company currently rents approximately 9,868 square feet of office space at a total cost of $11,831 per month for its principal executive offices located at 3520 North University Avenue, Suite 275, Provo, Utah 84604. These leases all expire in January 2003. The Company believes that its properties are in good condition and satisfactory for its operations.

ITEM 3.  LEGAL PROCEEDINGS.

       The Company is not currently a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On January 31, 2001, a special meeting of the shareholders of Politics.com, Inc. approved the following matters: (1) a spin off of Politics.com, Inc.'s ownership interest in New Politics.com, Inc. to the shareholders of Politics.com, Inc. as of January 5, 2001; (2) a one for ten reverse stock split of the common stock of Politics.com, Inc. as of January 31, 2001; (3) the merger of Computer Assisted Learning and Instruction, Inc. and Politics.com, Inc. with Politics.com, Inc. being the surviving entity and changing its name to English Language Learning and Instruction System, Inc. All of the above matters were approved by the Company's shareholders with 9,604,379 votes in favor of each of the above matters out of a total of 12,010,180 shares outstanding as of January 31, 2001. There were no opposing or withheld votes and no abstentions.


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

                             High          Low
                           ---------     --------
2000
-----
First Quarter              $ 52.50       $ 16.25
Second Quarter             $ 23.75       $  3.75
Third Quarter              $ 19.375      $  1.875
Fourth Quarter             $  5.00       $  0.40

2001
----
First Quarter              $  5.00       $  1.20
Second Quarter             $  4.50       $  1.40
Third Quarter              $  4.45       $  2.15
Fourth Quarter             $  3.00       $  1.70

2002
----
First Quarter              $  2.00       $  1.01
Second Quarter
 (through April 3, 2002)   $  1.21       $  1.14

      HOLDERS. As of April 3, 2002, there were approximately 172 holders of record of the Company's common stock.

      DIVIDENDS. The Company has never declared or paid any dividends on its common stock and does not intend to pay any dividends in the foreseeable future. The Company anticipates that it will retain any earnings to finance the growth and development of its business and for general corporate purposes.

PREFERRED STOCK
---------------

      HOLDERS. As of April 3, 2002 there were two holders of record of the Company's Series A Convertible Preferred Stock (the "Preferred Stock").

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

REGISTRATION RIGHTS
-------------------

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

      The Company also agreed to cause a "shelf" registration to become effective on or before March 20, 2002 covering the shares purchased by Camden from the Company. The Company fulfilled this obligation by filing a registration statement on Form S-3 with the Securities and Exchange Commission on March 11, 2002, registering an additional 1,138,555 shares of the Company's common stock as well as the 1,000,000 shares of the Company's Series A Convertible Preferred Stock stock purchased by the Camden purchasers described above. Sales by such shareholders under such Form S-3 will be restricted in the manners described above.

      In addition, holders of Preferred Stock have the right to (a) two demand registrations with minimum gross proceeds of $2,000,000 each; (b) unlimited registrations on Form S-3 with minimum gross proceeds of $500,000 (limited to one per six month period); and (c) unlimited "piggy-back" registration rights (subject to certain limitations at the discretion of the Company's underwriters).

      The Company has also filed an additional registration statement on Form S-3 to register a total of 3,107,741 shares of the Company's common stock with the SEC. The SEC has indicated to the Company that it has no further comment with respect to the Form S-3 and the Company will file an amendment thereto to render the Form S-3 effective at such time as the Company has received indication from the SEC that the SEC has no further comment on the Company's periodic filings that are currently being reviewed by the SEC.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

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


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following discussion and analysis of the Company's and the Company's predecessor's financial condition as of December 31, 2001 and the Company's and the Company's predecessor's results of operations for the three and twelve month periods ended December 31, 2001 and December 31, 2000 should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-KSB. All information contained in this Item 6 reflects only the Company's continuing operations.

Results of Operations

      The Company's current operations consist of operations historically conducted by Computer Assisted Learning and Instruction System, Inc.

Comparison of the Three Month Periods Ended December 31, 2001 and December 31, 2000

      Revenues. Revenues for the three month period ended December 31, 2001 were $950,455, compared to $994,242 for the three month period ended December 31, 2000. In the three month period ended December 31, 2000, there is also an additional $465,504 in dealer commissions that in 2001 are booked directly as ELLIS revenue. The decrease in sales comes from an economic slowdown that has decreased spending in the educational sector. In addition, for the three month period ended December 31, 2000 the company experienced several extraordinary sales that increased revenue for the period.

      Cost of Goods. Cost of goods sold for the three month period ended December 31, 2001 were $12,177, compared to $6,990 for the three month period ended December 31, 2000. This increase is due to additional costs in the manufacturing of the newly developed ELLIS Kids program compact discs.

      General and Administrative Expenses. General and administrative expenses for the three month period ended December 31, 2001 were $2,182,363, compared to $715,183 for the three month period ended December 31, 2000. This increase was due to increased costs associated with the hiring of additional employees associated with the Company 's marketing expansion and restructuring.

      Depreciation and Amortization. Depreciation and amortization costs for the three month period ended December 31, 2001 were $25,707, compared to $10,254 for the three month period ended December 31, 2000. This increase was due primarily to an increase in the Company's capital expenditures associated with geographic expansion.

Comparison of the Twelve Month Periods Ended December 31, 2001 and December 31, 2000

      Revenues. Revenues for the twelve month period ended December 31, 2001 were $7,305,408, compared to $3,845,113 for the twelve month period ended December 31, 2000. In the twelve month period ended December 31, 2000, there is also an additional $3,342,014 in dealer commissions that in 2001 are booked directly as ELLIS revenue. Although the company has established a larger and more efficient sales network, market conditions at the end of the year has had an adverse impact on sales efforts resulting in an increase of 1.6 percent over prior year sales.

      Cost of Goods. Cost of goods sold for the twelve month period ended December 31, 2001 were $52,639, compared to $63,064 for the twelve month period ended December 31, 2000. This change is due to the manufacture of new products.

      Cost of Sales. Dealer discounts for the twelve month period ended December 31, 2001 were $2,505,146 compared to $3,342,014 in dealer discounts which were offset against revenues in the twelve month period ended December 31, 2000. This decrease in cost is attributable to the ten to fifteen percent reduction in dealer discounts during the year. Other selling expenses increased from $600,448 in 2000 to $1,402,296 in 2001 due to the Company's restructuring and international expansion.

      General and Administrative Expenses. Total general and administrative expenses for the twelve month period ended December 31, 2001 were $4,239,719, compared to $2,270,725 for the twelve month period ended December 31, 2000. Marketing expenses increased from $163,501 in 2000 to $877,163 in 2001 due to the Company's aggressive marketing expansion. Development expenses increased from $505,929 in 2000 to $986,768 in 2001 primarily due to the release of the new ELLIS Kids programs. Administrative expenses increased from $1,601,295 in 2000 to $2,375,788 in 2001 due to the Company's expansion and restructuring.

      Depreciation and Amortization. Depreciation and amortization costs for the twelve month period ended December 31, 2001 were $84,242, compared to $64,794 for the twelve month period ended December 31, 2000. This increase was due primarily to an increase in the Company's capital expenditures associated with geographic expansion.

Liquidity and Capital Resources

      The Company has funded its cash requirements primarily through cash flows from its operating activities and proceeds from the sale of common and preferred stock and warrants. The Company raised $4,307,375 during the year in private offerings of common and preferred stock and warrants. The Company presently has approximately $380,000 in cash as well as $1,565,000 in receivables. With the present cash on hand and receivables, the Company does not intend to seek further outside funding at this time. If collections from customers and resellers do not occur within less than sixty days, the Company will need to take other measures to ensure proper funding for its operations.

      The Company is currently incurring cash expenses in the amount of approximately $540,000 per month, of which fixed costs account for approximately $431,000. The Company anticipates capital expenditures will be approximately $179,025 for the current fiscal year.

      During the year the Company had established a revolving line of credit from a commercial bank in the amount of $250,000. This loan has been paid off and is now closed. The Company had also taken out a $100,000 two-year loan from a commercial bank, which was paid off in September, 2001.

Brazilian Acquisition

      In January of 2002 the Company entered into an agreement to acquire 69,999 of the 70,000 outstanding shares of Cali Brasil Ltda, a Brazilian corporation ("Cali Brasil"). According to the terms of this transaction, Cali Brasil will change it's name to ELLIS do Brasil Ltda. Cali Brasil's primary function has been to distribute ELLIS software throughout Brazil. In December 2001 Cali Brasil acquired three English language schools; two in Salvador, Brazil that operate under the name "Forever", and the third in Curitiba, Brazil that operates under the name "Liberty". CALI Brasil also owns and operates the Michigan Language school franchise system that has 14 individual franchise schools in its system. The total acquisition cost of these language schools was $320,000.

ITEM 7.  FINANCIAL STATEMENTS.

      The following financial statements are included herein:

The Company's audited financial statements as of December 31, 2001 and 2000

      Balance sheets as of December 31, 2001 and 2000

      Statements of income for the years ended December 31, 2001 and 2000

      Statements of stockholders' equity for the years ended December 31, 2001 and 2000

      Statements of cash flows for the years ended December 31, 2001 and 2000

      Notes to financial statements

                  ENGLISH LANGUAGE LEARNING AND
                     INSTRUCTION SYSTEM, INC.

                    December 31, 2001 and 2000

TABLE OF CONTENTS
                                                                        Page
------------------------------------------------------------------------------


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

                      Squire & Company, P.C.



                   INDEPENDENT AUDITORS' REPORT



The Board of Directors
English Language Learning and Instruction System, Inc.

We have audited the accompanying balance sheets of English Language Learning and Instruction System, Inc. (the Company) as of December 31, 2001 and 2000, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of English Language Learning and Instruction System, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squire & Company, PC

March 4, 2002

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
BALANCE SHEETS
December 31, 2001 and 2000
                                                          2001         2000
------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash                                              $          -  $    11,366
  Accounts receivable - net of allowance                 863,461    1,039,652
  Income taxes receivable                                337,045            -
  Employee receivable                                          -        4,046
  Inventories                                             59,651       45,478
  Marketable securities                                2,203,740            -
  Prepaid expenses                                       270,445       93,909
  Current portion of notes receivable                    175,054            -
  Deferred tax assets                                    710,042        9,857
                                                    ------------- ------------

     Total current assets                              4,619,438    1,204,308

Fixed Assets:
  Property and equipment                                 522,267      716,256
  Accumulated depreciation                              (160,708)    (356,869)
                                                    ------------- ------------

     Net fixed assets                                    361,559      359,387

Notes Receivable - less current portion                  810,413            -

Other Assets                                              18,622       34,043
                                                    ------------- ------------

    Total assets                                    $  5,810,032  $ 1,597,738
                                                    ============= ============





The accompanying notes are an integral part of these statements.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
BALANCE SHEETS (CONTINUED)
December 31, 2001 and 2000
                                                        2001          2000
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Line of credit                                   $    130,901  $          -
  Accounts payable                                      217,399       219,757
  Accrued liabilities                                   268,472        85,433
  Income taxes payable                                        -       343,966
                                                    ------------- ------------

     Total current liabilities                          616,772       649,156

Deferred Tax Liability                                   21,094        15,571
                                                    ------------- ------------

     Total liabilities                                   637,866      664,727

Stockholders' Equity:
  Preferred stock, $0.00001 par value,
    50,000,000 shares authorized, 1,000,000
    issued and outstanding                                    10            -
  Common stock, $0.00001 par value, 20,000,000
    shares authorized, 14,806,383 shares
    issued and outstanding                                   148      462,451
  Additional paid-in capital                           6,436,586            -
  Retained earnings (deficit)                         (1,264,578)     470,560
                                                    ------------- ------------

     Total stockholders' equity                        5,172,166      933,011
                                                    ------------- ------------

     Total liabilities and stockholders' equity     $  5,810,032  $ 1,597,738
                                                    ============= ============




The accompanying notes are an integral part of these statements.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
STATEMENTS OF INCOME
Years Ended December 31, 2001 and 2000
                                                         2001         2000
------------------------------------------------------------------------------

Software Sales                                         7,167,211    3,795,469
Non-Software Sales                                       138,197       49,644
                                                    ------------- ------------

    Total sales                                        7,305,408    3,845,113

Operating Expenses                                     8,331,010    2,999,771
                                                    ------------- ------------

Operating Income (Loss)                               (1,025,602)     845,342

Other Income (Expense):
  Nonrecurring organizational expenses                  (714,006)           -
  Nonrecurring consulting expenses                    (1,000,728)           -
  Interest income                                         21,910       12,085
  Other income                                             1,425       19,581
  Loss on sale of fixed assets                           (30,110)     (12,156)
  Interest expense                                       (25,552)         (39)
                                                    ------------- ------------

    Total other income (expense)                      (1,747,061)      19,471
                                                    ------------- ------------

Income (Loss) Before Income Taxes                     (2,772,663)     864,813

Provision for Income Tax:
  Current                                               (342,863)     325,380
  Deferred                                              (694,662)      98,238
                                                    ------------- ------------

    Total income tax expense (benefit)                (1,037,525)     423,618
                                                    ------------- ------------

Net Income (Loss)                                   $ (1,735,138) $   441,195
                                                    ============= ============
Earnings (Loss) Per Share - Basic                   $      (0.13) $      0.04
                                                    ============= ============
Earnings (Loss) Per Share - Fully Diluted           $      (0.12) $      0.04
                                                    ============= ============

Weighted Average Shares Outstanding:
  Basic                                               13,786,323   11,550,000
  Fully Diluted                                       14,233,217   11,550,000




The accompanying notes are an integral part of these statements.


ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2001 and 2000
-----------------------------------------------------------------------------------------------------------------------

                                                                       Treasury  Additional   Retained
                                 Preferred Stock       Common Stock    Stock     Paid-In      Earnings
                                Shares    Amount    Shares    Amount   Shares    Capital      (Deficit)      Total
                             ----------- ------- ----------- --------- --------- ------------ ------------ ------------
Balance at January 1, 2000            -  $     -      2,715  $ 21,685         -  $         -  $   29,365   $    51,050

Issuance of Stock                     -        -  4,090,785         -   296,500            -           -             -

Contributed Capital                   -        -  7,160,000   440,766         -            -           -       440,766

Comprehensive Net
Income Calculation:
  Net Income                          -        -          -         -         -            -     441,195       441,195
                             ----------- ------- ----------- --------- --------- ------------ ------------ ------------

Balance at December 31, 2000          -        - 11,253,500   462,451   296,500            -     470,560       933,011

Stock issued for
 consulting services                  -        -  1,031,428        10         -      600,718           -       600,728

Organization expense from
 stock exchange                       -        -  1,210,180        12         -      713,994           -       714,006

Stock issued in
 reverse merger                       -        -          -  (462,338) (296,500)     462,338           -             -

Stock issued                  1,000,000       10  1,311,275        13         -    4,659,536           -     4,659,559

Comprehensive Net
income Calculation:
  Net Loss                            -        -          -         -         -            -   (1,735,138)  (1,735,138)
                             ----------- ------- ----------- --------- --------- ------------ ------------ ------------

Balance at December 31, 2001  1,000,000  $    10 14,806,383  $    148         -  $ 6,436,586  $(1,264,578) $ 5,172,166
                             =========== ======= =========== ========= ========= ============ ============ ============




The accompanying notes are an integral part of these statements.






ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2001 and 2000
                                                                            2001           2000
---------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income (loss)                                                     $ (1,735,138) $    441,195
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                              84,242        64,794
    Deferred taxes                                                          (694,662)       98,238
    Noncash wages                                                             24,000             -
    Nonrecurring consulting and organizational expenses                    1,314,734             -
    Bad debt allowance                                                        60,000             -
    Loss on sale of fixed assets                                              30,110        12,156
    (Increase) decrease in operating assets:
       Accounts receivable                                                  (548,928)     (569,547)
       Income taxes receivable                                              (337,045)            -
       Employee receivable                                                     4,046        (2,363)
       Inventories                                                           (14,173)      (24,599)
       Prepaid expenses                                                     (176,536)      (79,894)
       Other assets                                                           15,422       (16,011)
    Increase (decrease) in operating liabilities:
       Accounts payable                                                       (2,358)      127,352
       Accrued liabilities                                                   183,037        29,300
       Income taxes payable                                                 (343,966)      306,822
                                                                        ------------- -------------

         Total adjustments                                                  (402,077)      (53,752)
                                                                        ------------- -------------

    Net cash provided (used) by operating activities                      (2,137,215)      387,443

Cash Flows from Investing Activities:
  Proceeds from sale of marketable securities                                496,260             -
  Proceeds from sale of fixed assets                                          62,500        23,100
  Purchase of marketable securities                                       (2,700,000)            -
  Purchase of equipment                                                     (179,025)     (150,897)
  Loan to distributor                                                       (320,349)            -
                                                                        ------------- -------------

    Net cash used by investing activities                                 (2,640,614)     (127,797)

Cash Flows from Financing Activities:
  Net payments on stockholder loan                                                 -      (309,894)
  Proceeds from line of credit                                               130,901             -
  Proceeds from issuance of preferred stock                                3,000,000             -
  Proceeds from issuances of common stock                                  2,106,589             -
  Stock issuance costs incurred                                             (471,027)            -
                                                                        ------------- -------------

    Net cash provided (used) by financing activities                       4,766,463      (309,894)
                                                                        ------------- -------------

Net Decrease in Cash                                                         (11,366)      (50,248)

Cash at Beginning of Year                                                     11,366        61,614
                                                                        ------------- -------------

Cash at End of Year                                                     $          -  $     11,366
                                                                        ============= =============


The accompanying notes are an integral part of these statements.

                                    -6-

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 1. Summary of Significant Accounting Policies
        ------------------------------------------

This summary of significant accounting policies of English Language Learning and Instruction System, Inc. (the Company) is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of these financial statements. In the opinion of management, these financial statements include all adjustments which are necessary for the fair presentation of the results for the periods presented.

Organization and Business Description - Computer Assisted Learning Instruction, Inc. (CALI) was incorporated in the state of Utah on January 1, 1994. On December 15, 2000, CALI entered into an Agreement and Plan of Reorganization (Reorganization Agreement). This Reorganization Agreement was executed on January 31, 2001 and was accounted for as a reverse merger with Politics.com, Inc., a Delaware corporation incorporated in January 1997. All of the outstanding common stock of CALI was exchanged for 11,550,000 shares of common stock of Politics.com, Inc (POCO). The transaction, accounted for as a reverse merger acquisition, resulted in the recapitalization of CALI; inasmuch, as it was deemed to be the acquiring entity for accounting purposes. Politics.com, Inc. then changed its name to English Language Learning and Instruction System, Inc. (ELLIS).

In connection with the reverse merger, the 11,550,000 shares of common stock of CALI were exchanged at a rate of one share of CALI for one share of POCO. The earnings per share data have been retroactively restated to reflect the post merger share amounts. The historical financial statements prior to January 31, 2001, are those of CALI.

ELLIS is engaged in the development, marketing, and support of English language training software. The Company's customers consist primarily of retail distributors located in North America, South America, Europe, and Asia.

Revenue Recognition - Prior to 2001, the Company recorded revenue at the price the software was sold to its distributors consistent with distribution agreements. The Company has renegotiated its agreements with the distributors allowing the Company to record revenue at the price the software is sold to the customer effective January 1, 2001. Distributors are then paid a commission for each sale. Technical support and installation costs are included in the cost of the software and are usually provided by the distributors. These costs are minimal and do not represent a significant portion of the sales price.

The effect of this change in the distributor relationship for the year ended December 31, 2001 is to increase software sales revenue by $2,505,146. The Company also recognizes an additional $2,505,146 of distributor commissions reported as a component of Operating Expenses on the Statement of Income for the year ended December 31, 2001. This change will have no effect on net income (loss) or earnings (loss) per share.

Cash and Cash Equivalents -The Company considers demand deposits at banks and money market funds at other financial institutions with an original maturity of three months or less to be cash equivalents.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 1. Summary of Significant Accounting Policies (continued)
        ------------------------------------------------------

Inventories - Inventories consisting primarily of product packaging, documentation, and media, are stated at the lower of cost or market. Inventory cost is determined using the first-in, first-out method.

Other Assets - Other assets consist of prepaid rents, professional retainer fees, and intangible assets.

Equity Transactions - In connection with the reverse merger with POCO, the Company entered into an agreement to pay $400,000 in cash and to issue 1,031,428 of the combined entity's shares for consulting services. The Company has recognized a $600,728 expense (or $0.58 per share) in relation to these shares for consulting services. The total expense recognized for consulting services related to the reverse merger is $1,000,728.

Additionally, the Company issued 1,210,180 shares of the combined entity's shares to POCO's shareholders. These shares are treated as a one-time organizational expense in the amount of $714,006 (or $0.59 per share).

The Company issued 1,311,275 shares of common stock at prices ranging from $1.00 to $2.00 per share and 1,000,000 shares of preferred stock at $3.00 per share during the year ended December 31, 2001.

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

Advertising - The Company expenses the costs of advertising when the advertising takes place. At December 31, 2001, the Company had prepaid for an advertising campaign performed in January 2002. This amount ($87,239) is included in Prepaid Expenses on the balance sheet.

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

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 2. Fixed Assets
        ------------

Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method for financial reporting purposes. Asset lives vary from three to ten years based on the estimated useful life of the assets.

Major classifications of property and equipment for December 31, 2001 and 2000 are as follows:

                                                          2001        2000
                                                   ------------- -------------
  Computer software         3 year life            $     16,437  $      5,656
  Computer hardware         3-5 year life               190,847        98,892
  Phone equipment           5 year life                  33,422        19,884
  Leasehold improvements    5 year life                   6,563             -
  Furniture and fixtures    5-10 year life              216,073       424,216
  Vehicles and boats        10 year life                 58,925       167,608
                                                   ------------- -------------
                                                        522,267       716,256
  Accumulated depreciation and amortization            (160,708)     (356,869)
                                                   ------------- -------------

                                                   $    361,559  $    359,387
                                                   ============= =============


The Company reviews its fixed assets for impairment in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." No fixed assets were determined to be impaired for the years ending December 31, 2001 and 2000.

Maintenance, repairs, and renewals which neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. Gains and losses on dispositions are included in net income.

Note 3.  Foreign Currency Transactions
         ------------------------------

During 2000, the Company established relations with a company in Brazil, CALI Brasil, Ltda. The Company's agreement with CALI Brasil, Ltda. allows it to record revenue at the price the software was sold to the customer. The Company then pays a commission for each sale to CALI Brasil, Ltda.

CALI Brasil's sales translated from Brazilian reals (the functional currency) to US dollars (the reporting currency) for the years ending December 31, 2001 and 2000 were $145,645 and $146,722, respectively. The Company reports the accounts receivable and commissions payable to CALI Brasil, Ltda. using the exchange rate at the date of the balance sheet. The Company reports the sales and commissions of CALI Brasil, Ltda. using a weighted-average exchange rate over the period of the income statement. Gains or losses on translating the functional currency to the reporting currency are reported as a component of operating expenses.

No other transactions for the years ending December 31, 2001 and 2000 involved a currency other than U.S. dollars.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 4.  Notes Receivable
         ----------------

During 2001, the Company converted $665,118 in accounts receivable from a distributor to a note. This note bears interest at 7 percent, requires monthly payments of $17,901, is due May 2005, and is unsecured. The balance at December 31, 2001 was $647,217. The current portion of this note is $175,054.

During 2001, the Company loaned CALI Brasil, Ltda. $338,250. This note bears interest at 12 percent, is due in full with interest December 2004, and is unsecured.

Note 5.  Marketable Securities
         ---------------------

The Company held marketable debt securities recorded at an aggregate fair market value of $2,203,740 at December 31, 2001. These securities are classified as available-for-sale. The Company had no unrealized gains or losses at December 31, 2001, from these securities.

Note 6.  Line of Credit
         --------------

The Company has established a line of credit from a bank. This line of credit has a limit of $250,000 and bears interest at a variable rate. The line is due March 20, 2002. At December 31, 2001, the balance outstanding on this line was $130,901.

Note 7.  Income Taxes
         ------------

The provision for income taxes is based on income and expense reported in the financial statements which differs from that reported for income tax purposes. Accordingly, deferred income taxes are provided in recognition of such differences. Temporary differences include vacation accrual, excess tax depreciation, and net operating loss carryforwards.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 7.  Income Taxes (Continued)
         ------------------------

Income tax liabilities, expense, and deferred taxes are computed by following the procedures outlined in Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". The applicable federal and state tax rates in effect at December 31, 2001 and 2000 were used in calculating the income tax liabilities, expense, and deferred taxes. Income tax expense for the years ended December 31, 2001 and 2000 is computed as follows:


                                                      2001         2000
                                                 ------------- -------------
       Current:
         Federal income tax expense (benefit)    $   (295,165) $    282,761
         State income tax expense (benefit)           (47,698)       42,619
         Deferred income tax expense (benefit)       (694,662)       98,238
                                                 ------------- -------------
           Income tax expense (benefit)          $ (1,037,525) $    423,618
                                                 ============= =============


       The income tax provision reconciled to the tax computed at the federal statutory rate is as follows at December 31:

       Income taxes at the statutory rate        $   (942,705) $    294,036
       Expense and (revenue) adjustments - net         37,122        76,149
       State income taxes, net of federal benefit    (230,131)       28,539
       Prior year tax amendment                             -       (18,558)
       Other                                           98,189        43,452
                                                 ------------- -------------
            Total income tax provision           $ (1,037,525) $    423,618
                                                 ============= =============


       Deferred tax assets and liabilities consist of the following:

       Deferred tax assets:
         Allowance for doubtful accounts         $     24,245  $      1,865
         Net operating loss carryforward              657,441             -
         Vacation accrual                              28,356         7,992
                                                 ------------- -------------
            Total deferred tax assets                 710,042         9,857

       Deferred tax liabilities:
         Excess tax depreciation                      (21,094)      (15,571)
                                                 ------------- -------------
           Net deferred tax assets (liabilities) $    688,948  $     (5,714)
                                                 ============= =============

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 7. Income Taxes (Continued)
        ------------------------

       The income tax provision reconciled to the Balance Sheet accounts is as follows at December 31:
                                                      2001         2000
                                                 ------------- -------------
       Tax payments made:
         Federal                                 $    296,268  $          -
         State                                         47,698           100
                                                 ------------- -------------
       Total tax payments                             343,966           100

       Current income tax (expense) benefit           337,045      (325,380)
       Prior year income taxes payable               (343,966)      (18,586)
                                                 ------------- -------------

       Income taxes payable                                 -      (343,966)
                                                 ------------- -------------
       Income taxes receivable                   $    337,045  $          -
                                                 ============= =============

No valuation allowance for net operating loss (NOL) carryforwards has been made. The NOL carryforwards can be applied against taxable income in future years. The NOL carrryforwards expire in 2016.

Note 8.  Related Party Transactions
         --------------------------

The Company's majority stockholder had loaned the Company $709,800 as of December 31, 1999. Accrued interest of $40,860 has been included in the total of $750,660. During 2000, the Company repaid $309,894 of this loan. This stockholder then converted the remaining balance, $440,766, to 7,160,000 shares of common stock.

Note 9.  Concentrations
         --------------

The Company is engaged in a single business segment, the development and marketing of language training software. The computer software industry is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results.

The Company sells its products primarily through distributors and resellers. Sales through the two largest distributors of the Company accounted for approximately 39 and 28 percent of the Company's net revenues for December 31, 2001 and 2000, respectively.

The Company believes that no single end-user customer accounted for more than five percent of the Company's sales in 2001 and 2000.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 9.  Concentrations (Continued)
         --------------------------

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The credit risk associated with accounts receivable is mitigated by the Company's credit evaluation process, reasonably short collection terms, and the geographical dispersion of sales transactions. The Company estimates an allowance for doubtful accounts of $65,000 based on the credit worthiness of its distributors and customers as well as general economic conditions.

Note 10.  Leases
          ------

The Company entered into a three-year lease agreement for an office building in Provo, Utah, beginning in February of 2001. The initial monthly payment of $6,839 will be adjusted annually for increases in the consumer price index. The Company entered into a 21-month lease agreement for additional office space beginning April of 2001. The initial monthly payment of $4,568 will be adjusted annually for increases in the consumer price index. Future minimum payments are required as follows for the years ending December 31:

                        2002       $   153,829
                        2003            89,818
                        2004            14,230
                                   ------------

                                   $   257,877
                                   ============

The Company entered into two three-year lease agreements for vehicles. The monthly payments are $1,161 and $760. Future minimum payments for the years ending December 31 are as follows:

                        2002       $    23,052
                        2003            23,052
                        2004             5,763
                                   ------------

                                   $    51,867
                                   ============

Note 11.  Pension Plans
          -------------

The Company has a defined benefit pension plan covering all employees who meet age and length of service requirements. The benefits are based on years of service and the employee's compensation during the last three consecutive years of employment. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those benefits expected to be earned in the future.
Contributions vest to employees at the end of six years of service.

The Company is in the process of terminating the defined benefit plan. As of November 15, 2001, all future benefit accruals under the plan are frozen. No curtailment gain or loss has been recognized. The final termination cost to the Company has not yet been determined and has not been presented in the financial statements.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 11.  Pension Plans (Continued)
          -------------------------


                                                   December 31,  December 31,
                                                        2001         2000
                                                   ------------- -------------
  Change in benefit obligations:
    Benefit obligation at beginning of year        $    164,931  $     98,219
    Service cost                                         40,596        53,689
    Interest cost                                        11,545        13,023
    Actuarial change in PBO                              47,830             -
                                                   ------------- -------------
    Benefit obligation at end of period            $    264,902  $    164,931
                                                   ============= =============

  Change in plan assets:
    Fair value of plan assets at beginning of year $    162,634  $          -
    Actual return on plan assets                          5,560         1,214
    Employer contribution                                68,560       161,417
    Benefits paid                                             -             -
                                                   ------------- -------------
  Fair value of plan assets at end of period       $    236,754  $    162,631
                                                   ============= =============


                                                    December 31,  December 31,
                                                        2001         2000
                                                   ------------- -------------
  Net pension cost included the following components:
    Service cost                                   $     40,596  $     53,689
    Interest cost                                        11,545        13,023
    Expected return on plan assets                      (11,384)       (5,696)
    Amortization of prior service cost                    9,501         9,501
    Unrecognized net actuarial gain                      (9,328)            -
                                                   ------------- -------------
                                                   $     40,930  $     70,517
                                                   ============= =============

                                                     December 31, December 31,
                                                         2001         2000
                                                   ------------- -------------
  Funded status of the plan:
    Plan assets less than projected benefits       $    (28,151) $    (72,817)
    Unrecognized prior service cost                     167,036       176,537
    Unrecognized net gain                               (26,179)      (83,337)
                                                   ------------- -------------
    Net amount recognized                          $    112,706  $     20,383
                                                   ============= =============
  Amounts recognized in the balance sheet:
    Prepaid expenses                               $    112,706  $     90,900
                                                   ============= =============

The weighted-average discount rate and long-term rate of return used in determining the actuarial present value of the projected benefit obligation was 7 percent for the years ended December 31, 2001 and 2000. The expected long-term rate of return was 7 percent for the years ended December 31, 2001 and 2000. The expected average percentage increase in compensation levels was 3 percent for the years ended December 31, 2001 and 2000.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 11. Pension Plans (continued)
         -------------------------

The Company has established a 401(k) profit sharing plan. Employees may contribute the lesser of $10,000 or 25 percent of their compensation to the Company's plan. The Company contributes an additional 100 percent of the amount contributed by employees up to a maximum of 4 percent of compensation. Participants are fully vested in employer contributions after 3 years of service. The Company contributed $19,694 for the year ended December 31, 2001.

Note 12. Preferred Stock
         ---------------

The Company's issued preferred stock consists of 1,000,000 shares of Series A Convertible Preferred Stock. Preferred shares are entitled to preferential cumulative dividends at 12 percent per annum (totaling $360,000 per year) as and when declared by the Board of Directors. In the event of a dissolution or liquidation, the preferred shares receive $3 per share ($3,000,000 in total) plus any unpaid accumulated dividends. The preferred shares are convertible at any time into common stock at a rate of one share of common stock for each share of preferred stock subject to particular antidilution provisions. The preferred shares are not redeemable.

The Company has the ability to convert the preferred shares to common shares one year after the preferred shares were issued provided the Company's common stock average closing price for the preceding 45 days exceeds $8 per share or the Company completes a public underwriting exceeding $15 million to the Company.

Note 13. Stock Option Plan
         -----------------

Throughout 2001 the Company granted stock options to qualified employees and distributors. The options have a vesting period of four years and expire ten years from the date of issuance. The exercise price is the fair market value on the date of issuance. The total number of options granted was 171,225.

The Company follows Accounting Principles Board Opinion 25 "Accounting for Stock Issued to Employees" to account for its stock option plan. Under APB 25, no compensation is required to be recorded in the consolidated financial statements. An alternative method of accounting for stock options is SFAS 123 "Accounting for Stock-Based Compensation". Under SFAS 123, employee stock options are valued at grant date at fair value. The fair value of the options at the grant date would be recorded as compensation expense, net of income taxes, recognized ratably over the vesting period.

Had compensation cost for the Company's stock option plan been determined as prescribed by SFAS 123, stock-based compensation costs would have reduced income before taxes by $44,393 and net income by $44,393 for the year ending December 31, 2001. There is no pro forma effect on basic and fully diluted earnings per share for the year ending December 31, 2001.

The average Black-Scholes value of options granted under the stock option plan during 2001 was $1.14. Value was estimated using a weighted-average expected life of 7.0 years, no dividends, volatility of 90 percent, and an average risk-free interest rate of 6.11 percent.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 14.  Additional Cash Flow Information
          --------------------------------

The Company paid $25,551 and $39 in interest during the years ended December 31, 2001 and 2000, respectively. The Company paid $343,966 and $100 in taxes during the years ended December 31, 2001 and 2000, respectively.

During the year ended December 31, 2001, the Company converted accounts receivable of $665,118 to a note receivable (see Note 4).

During the year ended December 31, 2000, the Company's remaining debt to a stockholder, in the amount of $440,766, was converted to 7,160,000 shares of common stock.

Note 15.  Recent Accounting Pronouncements
          --------------------------------

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

In July 2001, the FASB issued SFAS No. 141 "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets," and SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS 141 is a replacement of APB Opinion No. 16 "Business Combinations" and discontinues the pooling of interests method of accounting for business combinations. SFAS 141 is effective for business combinations initiated on or after July 1, 2001. SFAS 142 is a replacement of APB Opinion No. 17 "Intangible Assets" and establishes new rules for accounting for goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized. SFAS 143 is effective for years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS No. 121 and APB Opinion No. 30. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods with those fiscal years.

The application of all of these recent pronouncements is not expected to have a material impact on the Company's financial statements.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 16.  Restatement of Previously Issued Financial Statements
          -----------------------------------------------------

In the process of terminating the defined benefit plan (see Note 11), it was discovered that the net pension cost had not been accounted for correctly. Accordingly, the financial statements for the year ended December 31, 2000, have been restated to correct the errors. A synopsis of the restatement is as follows:

                                                               As Previously
                                                   Restated        Stated
                                                -------------- --------------
  Pension payable                               $           -  $      70,517
  Retained earnings (deficit), January 1, 2000         29,365       (132,052)
  Retained earnings, December 31, 2000                470,560        400,043
  Recalculated pension cost adjustment                      -         90,900
  Net income                                          441,195        532,095



This restatement reduces the basic and fully-diluted earnings per share for the year ended December 31, 2000, by $0.01.

Note 17.  Subsequent Events
          -----------------

The Company has granted options for the purchase of 106,981 shares of stock to employees and distributors of the stock. The options may be exercised at the fair market value of the stock on the date of grant and vest ratably over four years.

The Company has entered into an agreement to purchase 99.99 percent of CALI Brasil, Ltda. CALI Brasil, Ltda. has changed its name to ELLIS Brasil, Ltda. The terms of this purchase have not been finalized.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

      Effective May 11, 2001, the Company engaged Squire & Co., P.C. ("Squire") as its independent auditors. The Company's previous auditor was Wolinetz, Lafazan & Company, P.C. ("Wolinetz, Lafazan").

      The financial statements as of and for the years ended December 31, 2000 and 1999, contained no adverse opinion or a disclaimer of opinion, and were modified as to uncertainty of the Company to continue as a going concern.

      During the two fiscal years ended December 31, 2000 and 1999 and the subsequent interim period through May 11, 2001, (i) there were no disagreements with Wolinetz, Lafazan on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to his satisfaction would have caused him to make reference in connection with his report to the subject matter of the disagreement, and (ii) Wolinetz, Lafazan has not advised the small business issuer of any of the information as defined in paragraph (B)(1) through (3) of Regulations S-B Item 304 (a)(1)(iv).

      Wolinetz, Lafazan furnished the Company with a letter addressed to the Securities and Exchange Commission stating that they agree with the statements contained in the paragraph above. A copy of the letter from Wolinetz, Lafazan to the Securities and Exchange Commission was filed as Exhibit 1 to the Current Report on Form 8-k filed by the Company on May 11, 2001.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The directors and executive officers of the Company, along with certain biographical information is set forth below. Each director other than David Warnock and Edward Hutton, Jr. was elected at a special meeting of the Company's shareholders on January 31, 2001, and shall serve until the Company's annual meeting of shareholders in 2002. Mr. Warnock was appointed to serve as a director of the Company as the representative of the Camden purchasers.

NAME                 AGE     POSITION
----                ----     --------

Francis R. Otto      65      Founder, Chairman and Director

Timothy D. Otto      33      Chief Executive Officer, President
                             and Director

Kimber B. Jensen     33      Chief Operations Officer and Director

Janet M. Otto        67      Director

David Warnock        43      Director

Edward Hutton, Jr.   56      Director

      Francis R. Otto, Ph.D. Dr. Otto is the Company's Founder, Chairman of the Board and a Director of the Company. He received a Bachelors of Arts in Spanish from Baldwin-Wallace College, Berea, Ohio, in 1958. Dr. Otto received a Masters of Arts in Spanish Language and Literature in 1960 and a Ph.D. in Educational Administration and Curriculum Development in 1966, both from the University of Wisconsin. Dr. Otto was a Professor of Linguistics at Ohio State University from 1966 until 1973. From 1973 until 1976, he was a Professor of Linguistics at the University of the Americas, Puebla, Mexico.
He was a Professor of Linguistics at Brigham Young University, Provo, Utah, from 1976 through 1990. Dr. Otto has been an active advocate of computer-assisted language instruction throughout his career. He is a charter member of TESOL (Teaching English as a Second Language). In 1982, he founded and served as Director of CALICO (Computer Assisted Learning and Instruction Consortium), an international symposium research group devoted to applying technology to language instruction. He founded the Company in 1990. Dr. Otto is the father of five children and fluent in Spanish. He is 65 years of age.

      Timothy D. Otto. Mr. Otto is the Chief Executive Officer, President, and a Director of the Company. He is the son of Dr. Frank Otto. He has been employed with ELLIS since its inception in 1990. While serving as Director of

Marketing, Mr. Otto was responsible for managing a relationship with IBM that resulted in the launch of the ELLIS Products in 1992. At the end of that partnership in 1994, Mr. Otto created a network of independent distribution partners in the United States, Mexico, Korea, the Middle East and the South
Pacific.   In 1996, he accepted the position of President and in early 1997 was also named CEO. Since that time, the company has experienced phenomenal growth in both revenue and market presence globally. He has been the driving force in the formation and development of strong business relationships and corporate leadership that is shaping the company's future. Mr. Otto studied at Brigham Young University. Mr. Otto speaks Spanish fluently and is the father of two children. He is 33 years of age.

      Kimber B. Jensen. Mr. Jensen is Executive Vice President, Chief Operations Officer, interim CFO. He joined ELLIS in 1997 as Director of Development and became Vice President and Chief Operations Officer in 1998. From 1990 to 1996, Mr. Jensen worked with WordPerfect and Novell where he received numerous awards including Employee of the Year for his department. After Novell, he was a senior consultant for Oracle Corporation where he was responsible for the design of a large-scale Internet application for the U.S. Department of Defense. Mr. Jensen joined the Company at a critical time and brought much needed stability to the Company through his technical and financial expertise. Since his arrival, the Company has matured through the efficiencies he has provided. He is also directing the Company's remarkable growth in Brazil, creating new business opportunities that are now being applied by the Company on a global scale. Mr. Jensen has a B.A. in Economics from Brigham Young University. He is the father of two children and speaks Portuguese fluently. He is 33 years of age.

      Janet M. Otto. Ms. Otto is a Director of the Company. She received a Bachelor of Science from Baldwin-Wallace College, Berea, Ohio, in 1957. Ms. Otto has taught a variety of subjects in public schools, including English as a Second Language. She has served and continues to serve in several capacities with various charitable organizations. She is the mother of five children, the spouse of Francis R. Otto and the mother of Timothy D. Otto. She is 67 years of age.

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

      Edward Hutton, Jr. Mr. Hutton has served as a Director of the Company since March 2002. Mr. Hutton currently serves as the President of GT Media. Mr. Hutton was the Chief Executive Officer of Lippincott Williams & Wilkins, a Wolters Kluwer Company. In this position, he launched electronic and one-to-one initiatives and established strategic foreign locations in Europe, Asia and Latin America. Mr. Hutton was President and Chief Executive Officer of Waverly, Inc., a publicly held publisher, for ten years culminating in the sale to Wolters Kluwer. He has also held various high level management positions for such companies as Simon & Schuster and Harper & Row. He is 56 years of age.



ITEM 10.   EXECUTIVE COMPENSATION

      Neither Howard R. Baer, the Company's former President and Chief Executive Officer, nor Kevin C. Baer, the Company's former
Secretary/Treasurer, or any other officer or director of the Company received any compensation from the Company during the fiscal year ended December 31, 2000.

      The table below sets forth the compensation paid by Computer Assisted Learning and Instruction, Inc. to Timothy D. Otto and Kimber B. Jensen for the fiscal year ended December 31, 2000 and compensation paid by the Company for the fiscal year ended December 31, 2001. The only compensation paid by CALI and by the Company was in the form of salary and bonus. No other type of compensation was paid.

Timothy D. Otto   2000 Salary:    $80,000
                  2000 Bonus:     $58,799

                  2001 Salary:    $150,000
                  2001 Bonus:     $25,000

Kimber B. Jensen  2000 Salary:    $70,000
                  2000 Bonus:     $31,638

                  2001 Salary:    $130,000
                  2001 Bonus:     $15,000



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of April 3, 2002 certain information with respect to beneficial ownership of the Company's Common Stock by: (i) each person known by the Company to beneficially more than 5% of the Company's Common Stock; (ii) each of the Company's directors, (iii) each of the executive officers of the Company; and (iv) all directors and executive officers as a group. This information is based upon information received from or on behalf of the named individual. Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed. None of the persons named below hold any options exercisable within 60 days.

Name of               Amount of Nature      Percent of Class
Beneficial Owner      Beneficial Ownership

Francis R. Otto (1)        9,221,000                53.0%

Timothy D. Otto (2)        1,155,000                 6.6%

Kimber B. Jensen (3)         577,500                 3.3%

Janet M. Otto (1)          9,221,000                53.0%

David Warnock (4)          1,500,000                 8.6%

Camden Partners
Strategic Fund II-A,
L.P. (5) (6)               1,416,000                 8.1%

Camden Partners
Strategic Fund II-B,
L.P. (6) (7)                  84,000                 0.5%

Edward Hutton, Jr.                 0                   0%

All directors and         10,963,500                75.8%
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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      Exhibits

EXHIBIT NO.     DESCRIPTION

2.1 Agreement and Plan of Reorganization by and among Politics.com, Inc. and Computer Assisted Learning and Instruction, Inc. (2)

3.1   Amended and Restated Certificate of Incorporation. (2)

3.2   Amended and Restated Bylaws. (2)

10.1  Leases for 3520 North University Avenue, Provo, Utah 84604. (2)

10.2 1999 Combination Stock Option Plan, filed as Exhibit 6.3 to the Company's Form 10-SB. (2)

10.3  Form of Non-Qualified Stock Option Agreement, filed as Exhibit
      6.5 to the Company's Form 10-SB. (2)

10.4 Form of Incentive Stock Option Agreement, filed as Exhibit 6.6 to the Company's Form 10-SB. (2)

10.5 Stockholders Agreement dated September 20, 2001 between the Company and certain stockholders. (2)

10.6 Registration Rights Agreement dated September 20, 2001 between the Company and certain stockholders. (2)

10.7 Employment Agreement dated September 19, 2001 between the Company and Timothy D. Otto. (2)

10.8 Employment Agreement dated September 19, 2001 between the Company and Kimber Jensen. (2)

10.9 Employment Agreement dated September 19, 2001 between the Company and John Bodine. (2)

10.10 Non-Disclosure, Intellectual Property and Non-Competition Agreement dated September 18, between the Company and Dr. Frank Otto. (2)

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

                         ENGLISH LANGUAGE LEARNING AND INSTRUCTION
                         SYSTEM, INC. (FORMERLY POLITICS.COM, INC.)

DATE: APRIL 5, 2002          BY:/s/ TIMOTHY D. OTTO
                                ----------------------------
                                TIMOTHY D. OTTO
                                CHIEF EXECUTIVE OFFICER, PRESIDENT AND
                                DIRECTOR

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE                  TITLE                                DATE

/S/ Francis R. Otto
_____________________      Chairman of the Board                 April 5, 2002
Francis R. Otto            of Directors



/S/ Timothy D. Otto
____________________       Chief Executive Officer,              April 5, 2002
Timothy D. Otto            President and Director



/S/ Kimber B. Jensen
____________________       Vice President, Chief Operations      April 5, 2002
Kimber B. Jensen           Officer and Director



/S/ Janet M. Otto
____________________       Director                              April 5, 2002
Janet M. Otto



/S/ David Warnock
____________________       Director                              April 5, 2002
David Warnock


/S/ Edward Hutton, Jr.
____________________       Director                              April 5, 2002
Edward Hutton, Jr.