Form 10QSB
period 2002-03-31
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2002-05-10
CIK 1094231

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________ TO _____________.

                 COMMISSION FILE NUMBER: 0-27591


      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
_________________________________________________________________
(Exact name of small business issuer as specified in its charter)


       DELAWARE                                       33-0836078
_______________________________              _______________________________
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


    3520 NORTH UNIVERSITY AVENUE, SUITE 275, PROVO, UTAH 84604
   ___________________________________________________________
             (Address of principal executive offices)

                          (801) 374-3424
   ___________________________________________________________
                   (Issuer's telephone number)

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 7, 2002, the issuer had outstanding 14,762,846 shares of Common Stock, par value $0.00001 per share, and 1,000,000 shares of Preferred Stock, par value $0.00001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The unaudited financial statements of English Language Learning and Instruction System, Inc., a Delaware corporation (the "Company"), as of March 31, 2002, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

                  ENGLISH LANGUAGE LEARNING AND
                     INSTRUCTION SYSTEM, INC.

                  MARCH 31, 2002 (UNAUDITED) AND
                   DECEMBER 31, 2001 (AUDITED)

TABLE OF CONTENTS

                                                                    Page
------------------------------------------------------------------------------

FINANCIAL STATEMENTS:

  Balance Sheets                                                     1

  Statements of Operations                                           3

  Statements of Cash Flows                                           4

  Notes to Financial Statements                                      5

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
BALANCE SHEETS
------------------------------------------------------------------------------


                                                     March 31,   December 31,
                                                       2002          2001
                                                  ------------- -------------
                                                   (Unaudited)    (Audited)

ASSETS

Current Assets:
  Cash                                            $    451,944  $          -
  Accounts receivable - net of allowance             1,420,418       863,461
  Income taxes receivable                              337,045       337,045
  Employee receivable                                    4,243             -
  Inventories                                           68,868        59,651
  Marketable securities                                100,000     2,203,740
  Prepaid expenses                                     184,192       270,445
  Current portion of notes receivable                  192,246       175,054
  Deferred tax assets                                  681,830       710,042
                                                  ------------- -------------
    Total current assets                             3,440,786     4,619,438

Fixed Assets:
  Property and equipment                               586,649       522,267
  Accumulated depreciation                            (191,620)     (160,708)
                                                  ------------- -------------
    Net fixed assets                                   395,029       361,559

Notes Receivable - less current portion              1,039,887       810,413

Other Assets                                            19,122        18,622
                                                  ------------- -------------

    Total assets                                  $  4,894,824  $  5,810,032
                                                  ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Line of credit                                  $          -  $    130,901
  Accounts payable                                     283,269       217,399
  Accrued liabilities                                  143,463       268,472
                                                  ------------- -------------
    Total current liabilities                          426,732       616,772

Deferred Tax Liability                                  21,535        21,094
                                                  ------------- -------------
    Total liabilities                                  448,267       637,866

Stockholders' Equity:
  Preferred stock, $0.00001 par value,
    50,000,000 shares authorized, 1,000,000
    issued and outstanding                                  10            10
  Common stock, $0.00001 par value, 20,000,000
    shares authorized, 14,807,008 shares
    issued and outstanding                                 148           148

  Additional paid-in capital                         6,437,211     6,436,586
  Retained deficit                                  (1,990,812)   (1,264,578)
                                                  ------------- -------------
    Total stockholders' equity                       4,446,557     5,172,166
                                                  ------------- -------------

    Total liabilities and stockholders' equity    $  4,894,824  $  5,810,032
                                                  ============= =============



The accompanying notes are an integral part of these statements

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------

                                                  Three Months  Three Months
                                                   Ended March   Ended March
                                                     31, 2002     31, 2001
                                                  ------------- -------------
                                                   (Unaudited)   (Unaudited)

Software Sales                                    $  1,648,227  $  1,325,016
Non-Software Sales                                      31,464             -
                                                  ------------- -------------
    Total sales                                      1,679,691     1,325,016

Cost of Goods Sold:
  Product                                               20,063        10,708
  Dealer Commissions                                   608,127       562,784
  Sales Commissions                                      1,474        15,706
                                                  ------------- -------------

    Total cost of goods sold                           629,664       589,198
                                                  ------------- -------------

Gross Profit                                         1,050,027       735,818

Operating Expenses:
  Selling expenses                                     367,842       202,645
  Marketing expenses                                   256,159       159,700
  Development expenses                                 348,121       187,145
  Support services                                     271,952       150,710
  General and administrative                           528,833       405,217
                                                  ------------- -------------

    Total operating expenses                         1,772,907     1,105,417
                                                  ------------- -------------

Operating Loss                                        (722,880)     (369,599)

Other Income (Expense):
  Nonrecurring consulting expenses                           -      (837,500)
  Nonrecurring organizational expenses                       -      (708,601)
  Interest income                                       27,422         1,520
  Loss on sale of fixed assets                               -        (5,333)
  Interest expense                                      (2,123)         (226)
                                                  ------------- -------------
    Total other income (expense)                        25,299    (1,550,140)
                                                  ------------- -------------

Loss Before Income Taxes                              (697,581)   (1,919,739)

Provision for Income Tax:
  Current                                                    -             -
  Deferred                                              28,653         5,039
                                                  ------------- -------------
    Total income tax expense (benefit)                  28,653         5,039
                                                  ------------- -------------

Net Loss                                          $   (726,234) $ (1,924,778)
                                                  ============= =============

Loss Per Share - Basic                            $      (0.05) $      (0.16)
                                                  ============= =============

Loss Per Share - Fully Diluted                    $      (0.05) $      (0.16)
                                                  ============= =============
Weighted Average Shares Outstanding:
  Basic                                             14,807,001    12,095,188
  Fully Diluted                                     15,724,779    12,095,188




The accompanying notes are an integral part of these statements.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                   Three Months  Three Months
                                                   Ended March   Ended March
                                                     31, 2002     31, 2001
                                                  ------------- -------------
                                                   (Unaudited)   (Unaudited)

Cash Flows from Operating Activities:

  Net loss                                        $   (726,234) $ (1,924,778)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                        30,913        19,631
    Deferred taxes                                      28,653         5,039
    Nonrecurring consulting and organizational
     expenses                                                -     1,546,101
    Loss on sale of fixed assets                             -         5,333
    (Increase) decrease in operating assets:
      Accounts receivable                             (556,957)      157,974
      Employee receivable                               (4,243)       (1,565)
      Inventories                                       (9,217)      (11,126)
      Prepaid expenses                                  86,253             -
      Other assets                                        (500)            -
    Increase (decrease) in operating liabilities:
      Accounts payable                                  65,870        25,671
      Accrued liabilities                             (125,010)      (17,007)
                                                  ------------- -------------
        Total adjustments                             (484,238)    1,730,051
                                                  ------------- -------------

    Net cash used by operating activities           (1,210,472)     (194,727)

Cash Flows from Investing Activities:
  Proceeds from sale of marketable securities        2,103,740             -
  Proceeds from sale of fixed assets                         -         3,500
  Purchase of equipment                                (64,382)      (36,476)
  Repayment of notes receivable                         28,334             -
  Loan to distributor                                 (275,000)            -
                                                  ------------- -------------
    Net cash provided (used) by
    investing activities                             1,792,692       (32,976)

Cash Flows from Financing Activities:
  Repayment of line of credit                         (130,901)            -
  Proceeds from issuance of common stock                   625       508,560
  Stock issuance costs incurred                              -      (200,000)
                                                  ------------- -------------
    Net cash provided (used) by
     financing activities                             (130,276)      308,560
                                                  ------------- -------------

Net Increase in Cash                                   451,944        80,857

Beginning Cash                                               -        17,959
                                                  ------------- -------------

Ending Cash                                       $    451,944  $     98,816
                                                  ============= =============

Supplemental Information:
------------------------

    The Company paid $2,123 and $226 in interest during the three months ended March 31, 2002 and 2001, respectively. The Company paid no income taxes during the three months ended March 31, 2002 and 2001.

    During the three months ended March 31, 2001, the Company issued stock for consulting and organization fees in the amount of $1,146,101.



The accompanying notes are an integral part of these statements.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

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

Note 2.  Stock Options
         -------------

The Company granted options for the purchase of 120,481 shares of common stock to employees and distributors during the three months ended March 31, 2002. The options may be exercised at the fair market value of the stock on the date of grant (the exercise price ranges from $1.00 to $2.30) and vest ratably over four years.

Note 3.  Note Receivable
         ---------------

During the three months ended March 31, 2002, the Company loaned CALI Brasil, Ltda. an additional $275,000 bringing the total balance to $613,250. This note bears interest at 12 percent, is due in full with interest December 2004, and is unsecured.

Note 4.  Equity Transactions
         -------------------

On December 15, 2000, the Company entered into an Agreement and Plan of Reorganization (Reorganization Agreement). This Reorganization Agreement was executed on January 31, 2001 and was accounted for as a reverse merger with Politics.com, Inc., a Delaware corporation incorporated in January 1997. All of the outstanding common stock of Computer Assisted Learning and Instruction, Inc. (CALI) (11,550,000 shares) was exchanged for 11,550,000 of common stock of Politics.com, Inc. (POCO). The transaction, accounted for as a reverse merger acquisition, resulted in the recapitalization of CALI insasmuch as it was deemed to be the acquiring entity for accounting purposes. POCO then changed its name to English Language Learning and Instruction System, Inc. (ELLIS). The consolidated financial statements of the Company as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 include the net assets and operations of CALI.

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

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 4.  Equity Transactions (Continued)
         ------------------------------

In addition, in relation to the reverse merger, 1,201,018 shares were issued to POCO shareholders. These shares are treated as a one-time organizational expense in the amount of $708,601.

On March 25, 2001, the Company sold 503,775 common shares of stock for $503,775. Each common share also carries a warrant to purchase another common share at a share price of $4.

During the three months ended March 31, 2002, 625 stock options were exercised at a share price of $1.

Note 5.  Subsequent Events
         -----------------

The Company has entered into negotiations to sell 285,714 shares of Preferred Stock at $1.75 per share for a total of $500,000. This sale of preferred stock includes an option to sell an additional 285,714 shares of Preferred Stock at $1.75 ($500,000) whenever the Company chooses.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis of the Company's financial condition as of March 31, 2002 and the Company's and the Company's predecessor's results of operations for the three month periods ended March 31, 2001 and March 31, 2002 should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. All information contained in this Item 2 reflects only the Company's continuing operations.

Results of Operations

     The Company's current operations consist of operations historically conducted by Computer Assisted Learning and Instruction System, Inc.


Comparison of the Three Month Periods Ended March 31, 2002 and March 31, 2001

     Revenues. Revenues for the three month period ended March 31, 2002 were $1,679,691, compared to $1,325,016 for the three month period ended March 31, 2001. The growth in revenues is due primarily to the increase in international sales, which totaled $570,500. This compares to international sales of $217,178 for the first quarter of 2001.

     Cost of Sales. Cost of sales for the three month period ended March 31, 2002 were $629,664, compared to $589,198 for the three month period ended March 31, 2001. This increase is due to commissions and dealer fees related directly to the increase in revenues.

     Operating Expenses. Operating expenses for the three month period ended March 31, 2002 were $1,772,907, compared to $1,105,417 for the three month period ended March 31, 2001. Selling and marketing expenses increased from $362,345 during these three months in 2001 to $624,001 for the same three months in 2002 due to the Company's aggressive sales force expansion and advertising campaigns. Development expenses increased from $187,145 during the first quarter of 2001 to $348,121 in the first quarter of 2002 by adding employees and hiring contractors involved in the development and testing of ELLIS products. Technology support services increased from $150,710 in the first three months of 2001 to $271,952 in the same three months in 2002 due to the expansion of call center and customer support personnel, as well as increased communication expenses supporting this growth. Administrative expenses increased from $405,217 in the first quarter of 2001 to $528,833 in the first quarter of 2002 due to an increase in the number of employees and expansion into additional office space.

     Depreciation and Amortization. Depreciation and amortization are included in general and administrative expenses. For the three month period ended March 31, 2002, these costs were $30,913, compared to $19,631 for the three month period ended March 31, 2001. This increase was due to an increase in the Company's capital expenditures associated with developing and supporting a larger product line as well as geographic sales and marketing expansion.

Liquidity and Capital Resources

     The Company has funded its cash requirements primarily through the prior year's private offerings of common and preferred stock as well as cash flows from its operating activities. The company has received a written commitment from Camden Partners to make a $500,000 equity investment in the Company. Camden Partners has also agreed to make an additional $500,000 equity investment in the Company upon the Company's request.

     The Company is currently incurring cash expenses in the amount of approximately $478,000 per month, of which fixed costs account for approximately $414,000. The Company anticipates capital expenditures will be approximately $160,000 for the current fiscal year.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Change in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2002  ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.



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