Form 10QSB
period 2002-06-30
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2002-08-14
CIK 1094231

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________ TO _____________.

      COMMISSION FILE NUMBER: 0-27591


      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
_________________________________________________________________
(Exact name of small business issuer as specified in its charter)


      DELAWARE                                        33-0836078
_________________________                     _______________________________
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

    3520 NORTH UNIVERSITY AVENUE, SUITE 275, PROVO, UTAH 84604
  _____________________________________________________________
             (Address of principal executive offices)


                          (801) 374-3424
                 _______________________________
                   (Issuer's telephone number)

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 12, 2002, the issuer had outstanding 14,763,346 shares of Common Stock, par value $0.00001 per share, and 1,464,285 shares of Preferred Stock, par value $0.00001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                 PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

      The unaudited financial statements of English Language Learning and Instruction System, Inc., a Delaware corporation (the "Company"), as of June 30, 2002, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

              CONSOLIDATED FINANCIAL INFORMATION OF
                  ENGLISH LANGUAGE LEARNING AND
             INSTRUCTION SYSTEM, INC., AND SUBSIDIARY

                  JUNE 30, 2002 (UNAUDITED) AND
                   DECEMBER 31, 2001 (AUDITED)

TABLE OF CONTENTS
                                                                       Page
------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL STATEMENTS:

    Balance Sheets                                                       1

    Statements of Operations                                             2

    Statements of Cash Flows                                             3

    Notes to Financial Statements                                        4

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.,
AND SUBSIDIARY
BALANCE SHEETS
                                                   June 30,    December 31,
                                                    2002          2001
------------------------------------------------------------------------------
                                                 (Unaudited)   (Audited)
ASSETS

Current Assets:
  Cash                                         $     440,316  $           -
  Accounts receivable - net of allowance           2,514,122        863,461
  Income taxes receivable                            337,045        337,045
  Employee receivable                                  3,643              -
  Inventories                                         53,968         59,651
  Marketable securities                                    -      2,203,740
  Prepaid expenses                                   163,790        270,445
  Current portion of notes receivable                195,327        175,054
  Deferred tax assets                                217,313        710,042
                                               -------------- --------------
    Total current assets                           3,925,524      4,619,438

Fixed Assets:
  Property and equipment                             706,060        522,267
  Accumulated depreciation                          (195,993)      (160,708)
                                               -------------- --------------
    Net fixed assets                                 510,067        361,559

Notes Receivable - less current portion              279,357        810,413

Other Assets                                         343,994         18,622
                                               -------------- --------------

    Total assets                               $   5,058,942  $   5,810,032
                                               ============== ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Line of credit                               $           -  $     130,901
  Accounts payable                                   172,029        217,399
  Accrued liabilities                                192,731        268,472
                                               -------------- --------------
    Total current liabilities                        364,760        616,772

Deferred Tax Liability                                15,966         21,094
                                               -------------- --------------
    Total liabilities                                380,726        637,866

Stockholders' Equity:
  Series A preferred stock, $0.00001 par
   value, 10,000,000 shares authorized,
   750,000 issued and outstanding                          8             10
  Series B preferred stock, $0.00001 par
   value, 10,000,000 shares authorized,
   714,285 shares issued and outstanding                   7              -
  Common stock, $0.00001 par value,
   50,000,000 shares authorized, 14,807,508
   shares issued and outstanding                         148            148
  Additional paid-in capital                       6,930,575      6,436,586
  Retained deficit                                (2,130,114)    (1,264,578)
                                               -------------- --------------
    Total stockholders' equity                     4,800,624      5,172,166
                                               -------------- --------------

    Total liabilities and stockholders' equity $   5,181,350  $   5,810,032
                                               ============== ==============



The accompanying notes are an integral part of these statements


ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.,
AND SUBSIDIARY
STATEMENTS OF OPERATIONS
                                                Three Months  Three Months  Six Months    Six Months
                                                Ended June    Ended June    Ended June    Ended June
                                                30, 2002      30, 2001      30, 2002      30, 2001
-------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)   (Unaudited)
Software Sales                                  $  3,507,235  $  4,022,900  $  5,155,462  $  5,348,416
Non-Software Sales                                    66,747        90,957        98,211        90,957
                                                ------------- ------------- ------------- -------------
    Total sales                                    3,573,982     4,113,857     5,253,673     5,439,373

Cost of Goods Sold:
  Product                                             49,582        18,040        69,645        28,748
  Dealer Commissions                                 917,121     1,402,248     1,525,248     1,965,032
  Sales Commissions                                    8,963             -        10,437        15,706
                                                ------------- ------------- ------------- -------------

    Total cost of goods sold                         975,666     1,420,288     1,605,330     2,009,486
                                                ------------- ------------- ------------- -------------

Gross Profit                                       2,598,316     2,693,569     3,648,343     3,429,887

Operating Expenses:
  Selling expenses                                 1,006,542       233,280     1,374,384       435,925
  Marketing expenses                                 142,918       162,266       399,077       321,966
  Development expenses                               306,910       246,242       655,031       433,387
  Support services                                   279,357       190,116       551,309       340,826
  General and administrative                         538,327       528,435     1,067,160       934,153
                                                ------------- ------------- ------------- -------------

    Total operating expenses                       2,274,054     1,360,339     4,046,961     2,466,257
                                                ------------- ------------- ------------- -------------

Operating Income (Loss)                              324,262     1,333,230      (398,618)      963,630

Other Income (Expense):
  Nonrecurring consulting expenses                         -      (163,228)            -    (1,000,728)
  Nonrecurring organizational expenses                     -        (5,406)            -      (714,006)
  Interest income                                     (4,559)           57        22,863         1,578
  Loss on sale of fixed assets                             -       (15,449)            -       (20,782)
  Interest expense                                       (57)       (3,969)       (2,180)       (4,194)
                                                ------------- ------------- ------------- -------------

    Total other income (expense)                      (4,616)     (187,995)       20,683    (1,738,132)
                                                ------------- ------------- ------------- -------------

Income (Loss) Before Income Taxes                    319,646     1,145,235      (377,935)     (774,502)

Provision for Income Tax:
  Current                                                  -             -             -             -
  Deferred                                           458,948          (870)      487,601         4,169
                                                ------------- ------------- ------------- -------------

    Total income tax expense (benefit)               458,948          (870)      487,601         4,169
                                                ------------- ------------- ------------- -------------

Net Income (Loss)                               $   (139,302) $  1,146,105  $   (865,536) $   (778,671)
                                                ============= ============= ============= =============

Income (Loss) Per Share - Basic                 $      (0.01) $       0.08  $      (0.06) $      (0.06)
                                                ============= ============= ============= =============
Income (Loss) Per Share - Fully Diluted         $      (0.01) $       0.08  $      (0.05) $      (0.06)
                                                ============= ============= ============= =============
Weighted Average Shares Outstanding:
  Basic                                           14,807,552    13,781,514    14,807,255    12,920,651
  Fully Diluted                                   15,986,086    13,781,514    16,001,166    12,920,651







The accompanying notes are an integral part of these statements.

                                      -2-



ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.,
AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
                                                                      Six Months     Six Months
                                                                      Ended June     Ended June
                                                                      30, 2002       30, 2001
-------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)    (Unaudited)
Cash Flows from Operating Activities:
  Net loss                                                            $    (865,536) $    (778,671)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                            65,151         39,073
     Deferred taxes                                                         487,601          4,169
     Nonrecurring consulting and organizational expenses                          -      1,714,734
     Noncash wages                                                           47,813         24,000
     Loss on sale of fixed assets                                                 -         20,782
     Provision for bad debt                                                  35,000              -
     (Increase) decrease in operating assets:
        Accounts receivable                                              (1,685,661)    (1,476,934)
        Employee receivable                                                  (3,643)        (4,032)
        Inventories                                                           5,683        (28,141)
        Prepaid expenses                                                    106,655              -
        Other assets                                                       (101,500)       (24,578)
     Increase (decrease) in operating liabilities:
        Accounts payable                                                  1,006,542        (82,725)
        Accrued liabilities                                                 (75,742)         2,953
                                                                      -------------- --------------
           Total adjustments                                                279,357        189,301
                                                                      -------------- --------------

     Net cash used by operating activities                                 (586,179)      (589,370)

Cash Flows from Investing Activities:
  Proceeds from sale of marketable securities                             2,203,740              -
  Proceeds from sale of fixed assets                                              -         41,500
  Purchase of equipment                                                    (261,471)       (47,036)
  Purchase of franchise                                                    (223,872)             -
  Repayment of notes receivable                                             388,375              -
                                                                      -------------- --------------

     Net cash provided (used) by investing activities                     2,106,772         (5,536)

Cash Flows from Financing Activities:
  Repayment of line of credit                                              (130,901)             -
  Proceeds from note payable                                                      -         98,825
  Proceeds from issuance of common stock                                      1,125        916,374
  Proceeds from issuance of preferred stock                                 500,000              -
  Stock issuance costs incurred                                              (7,131)      (379,999)
                                                                      -------------- --------------

     Net cash provided (used) by financing activities                       363,093        635,200
                                                                      -------------- --------------

Net Increase in Cash                                                      1,883,686         40,294

Beginning Cash                                                                    -         11,366
                                                                      -------------- --------------

Ending Cash                                                           $   1,883,686  $      51,660
                                                                      ============== ==============


Supplemental Information:
------------------------

    The Company paid $2,180 and $3,969 in interest during the six months ended June 30, 2002 and 2001, respectively.  The Company paid no income taxes during the six months ended June 30, 2002 and 2001.

    During the six months ended June 30, 2002, the Company issued 428,571 shares of series B preferred stock in exchange for 250,000 outstanding shares of Series A preferred stock.  The Company also gave equipment and vehicles with a net book value of $47,813 to employees as additional compensation.

    During the six months ended June 30, 2001, the Company issued stock for consulting and organization fees in the amount of $1,146,101.



The accompanying notes are an integral part of these statements.

                                      -3-

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.,
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 1.  Accounting Policies
         -------------------

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals and consolidating entries) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, if any, and with the historical information of the Company.

Note 2.  Stock Options
         -------------

The Company granted options for the purchase of 131,106 shares of common stock to employees and distributors during the six months ended June 30, 2002. The options may be exercised at the fair market value of the stock on the date of grant (the exercise price ranges from $1.00 to $2.30) and vest ratably over four years.

Note 3.  Equity Transactions
         -------------------

On May 17, 2002, the Company sold 285,714 shares of Series B preferred stock for $500,000. In addition, the Company exchanged 250,000 outstanding shares of Series A preferred stock for 428,571 shares of Series B preferred stock. The 250,000 shares of Series A preferred stock were then cancelled.

During the six months ended June 30, 2002, 1,125 stock options were exercised at a share price of $1.

Note 4.  Brazilian Acquisition
         ---------------------

On January 24, 2002, the Company acquired 69,999 of the 70,000 outstanding shares of Cali Brasil Ltda, a Brazilian corporation ("Cali Brasil").
According to the terms of this transaction, Cali Brasil changed it's name to ELLIS do Brasil Ltda. Cali Brasil's primary function had been to distribute ELLIS software throughtout Brazil. In December 2001, Cali Brasil acquired three English language schools; two in Salvador, Brazil that operate under the name "Forever", and the third in Curitiba, Brazil that operates under the name "Liberty". CALI Brasil also owns and operates the Michigan Language School franchise system that has 14 individual franchise schools in its system. The total acquisition cost of these language schools was and franchise business was $275,000. The franchise portion of the acquisition cost, $200,000 will be amortized over its useful life, that being five years.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.,
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



Note 5.  Deferred Income Taxes
         ----------------------

Deferred income tax assets result from tax benefits expected to be used from net operating losses carried forward from current and prior periods calculated at statutory rates. During the three months ended June 30, 2002 it was determined that expenses previously deemed deductible may not be deductible under current Internal Revenue Code interpretations. Therefore the deferred tax asset was reduced to a level currently deemed recognizable by the Company.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis of the Company's financial condition as of June 30, 2002 and the Company's and the Company's predecessor's results of operations for the three month periods ended June 30, 2001 and June 30, 2002 should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. All information contained in this Item 2 reflects only the Company's continuing operations.

Results of Operations

     The Company's current operations consist of operations historically conducted by Computer Assisted Learning and Instruction System, Inc.

Comparison of the Three-Month Periods Ended June 30, 2002 and June 30,
2001

     Revenues. Revenues for the three month period ended June 30, 2002 were $3,573,982, compared to $4,113,857 for the three-month period ended June 30, 2001. Sales decreased primarily due to much lower domestic sales than the prior year. This is a result of the weakened state of educational funding in the domestic educational market. This was offset by an increase of $766,214 to $1,148,433 in international sales in the second quarter of 2002 over the same period in 2001. This international increase is due primarily to stronger revenues in Asia and Brazil, and the performance of the newly acquired schools and franchise business in Brazil.

     Cost of Sales. Cost of sales for the three month period ended June 30, 2002 were $975,666, compared to $1,420,288 for the three-month period ended June 30, 2001. An incentive program of five to ten percent was offered to independent domestic dealers to help increase revenues. However, overall domestic sales were lower, keeping cost of sales lower for the period. In addition, the increase in direct sales from our Brazil and China offices, where much lower commissions are offered, helped decrease overall cost of sales from 35% of revenue to 27% of revenue.

     Operating Expenses. Operating expenses for the three-month period ended June 30, 2002 were $2,274,054, compared to $1,360,339 for the three-month period ended June 30, 2001. Selling and marketing expenses increased from $395,546 during these three months in 2001 to $1,149,460 for the same three months in 2002 due to the increase in size of our sales and marketing force both domestically and internationally with the creation of new field offices in China, Mexico, Equador, and Chile. Expenses also increased due to the promotional and marketing initiatives of our schools and franchise business in Brazil. Development expenses increased from $246,242 during the first quarter of 2001 to $306,910 in the first quarter of 2002 due to the addition of employees and temporary contract workers involved in new release of the Kids
2.0 product and new versions for the international markets. Training and Support Services increased 47% from $190,116 to $279,357 in the same three months in 2002 due to the increase in the training and support needs of the new Kids product lines. General and Administrative expenses increased from $385,586 in the first quarter of 2001 to $497,920 in the first quarter of 2002. Near the end of the quarter the company reduced the monthly rate of expenses in reaction to the downturn in the domestic market. This reduction greatly reduces our staff and costs in the sales and marketing aspects of the company.

     Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the three month period ended June 30, 2002, these costs were $34,238, compared to $19,442 for the three month period ended June 30, 2001. This increase was due to larger asset base used to support the increased size of the company.

     Comparison of the Six Month Periods Ended June 30, 2002 and June 30, 2001 Revenues. Revenues for the six month period ended June 30, 2002 were $5,253,673, compared to $5,439,373 for the six month period ended June 30, 2001. Sales decreased primarily due to much lower domestic sales than the prior year. This is a result of the weakened state of educational funding in the domestic educational market. This decrease was offset by an increase of $1,119,587 to $1,718,983 in international sales in the first two quarters of 2002 over the same period in 2001. These international increases are due primarily to our stronger revenues in Asia and Brazil, and the performance of our newly acquired schools and franchise business in Brazil.

     Cost of Sales. Cost of sales sold for the six month period ended June 30, 2002 were $1,605,330, compared to $2,009,486 for the six month period ended June 30, 2001. This decrease was due primarily to the substantial increase in direct sales from our Brazil and China offices, where much lower commissions are offered. In addition, the decreased volume of domestic sales kept dealer discounts and commissions lower.

     Operating Expenses. General and administrative expenses for the six month period ended June 30, 2002 were $4,046,961 compared to $2,466,257 for the six month period ended June 30, 2001. Selling and marketing expenses increased from $757,891 during first two quarters of 2001 to $1,773,461 for the same period this year. This is due to the increase in size of our sales and marketing force both domestically and internationally with the creation of new field offices in China, Mexico, Equador, and Chile. Expenses also increased due to the promotional and marketing initiatives of our schools and franchise business in Brazil. Development expenses increased from $433,387 during the first two quarters of 2001 to $655,031 for the same period of 2002 due to the addition of employees and temporary contract workers involved in new release of the Kids 2.0 product and new versions for the international markets. Training and Support Services increased from $340,826 to $551,309 in the same two quarters of 2002 due to the increase in the training and support needs of the new Kids product lines. General and Administrative expenses remained similar, increasing slightly from $895,080 in the two quarters of 2001 to $1,002,009 for the same period of 2002.

     Depreciation and Amortization. Depreciation and amortization costs for the six month period ended June 30, 2002 were $65, 151 compared to $39,073 for the six month period ended June 30, 2001. This increase was due primarily to an increase in the Company's capital expenditures associated with geographic expansion, and reclassification of the depreciation schedule of certain of the Company's assets.

Liquidity and Capital Resources

     The Company has funded its cash requirements primarily through the current and prior year's private offerings of common and preferred stock as well as cash flows from its operating activities.

     The Company is currently incurring cash expenses in the amount of approximately $475,000 per month, of which fixed costs account for approximately $388,000. The Company anticipates capital expenditures will be approximately $160,000 for the current fiscal year.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Change in Securities.

         In May 2002, the Company issued 285,714 shares of Series B Preferred Stock in a private placement at a purchase price of $1.75 per share to funds controlled by Camden Partners, an affiliate of the Company. In addition, the Company issued Camden Partners 428,571 shares of Series B Preferred Stock in exchange for 250,000 shares of Series A Preferred Stock.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         None.

Item 5.  Other Information.

         On January 24, 2002 the Company acquired 69,999 of the 70,000 outstanding shares of Cali Brasil Ltda, a Brazilian corporation ("Cali Brasil"). According to the terms of this transaction, Cali Brasil changed it's name to ELLIS do Brasil Ltda. Cali Brasil's primary function had been to distribute ELLIS software throughout Brazil. In December 2001 Cali Brasil acquired three English language schools; two in Salvador, Brazil that operate under the name "Forever", and the third in Curitiba, Brazil that operates under the name "Liberty". CALI Brasil also owns and operates the Michigan Language school franchise system that has 14 individual franchise schools in its system. The total acquisition cost of these language schools and franchise business was $275,000.

Item 6.  Exhibits and Reports on Form 8-K.

         None.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2002  ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.


                            /S/ TIMOTHY D. OTTO
                        By:________________________________________________
                           TIMOTHY D. OTTO
                           Chief Executive Officer, President and Director



                            /S/ KIMBER B. JENSEN
                        By:________________________________________________
                           KIMBER B. JENSEN
                           Vice President, Chief Operations Officer, Chief Financial Officer and Director