Form 10QSB/A
period 2002-06-30
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2002-08-22
CIK 1094231

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-QSB/A
                         Amendment No. 1

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

TABLE OF CONTENTS
                                                                       Page
------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL STATEMENTS:

    Balance Sheets                                                       1

    Statements of Operations                                             2

    Statements of Cash Flows                                             3

    Notes to Financial Statements                                        4

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.,
AND SUBSIDIARY
BALANCE SHEETS
                                                   June 30,    December 31,
                                                    2002          2001
------------------------------------------------------------------------------
                                                 (Unaudited)   (Audited)
ASSETS

Current Assets:
  Cash                                         $     440,316  $           -
  Accounts receivable - net of allowance           2,514,122        863,461
  Income taxes receivable                            337,045        337,045
  Employee receivable                                  3,643              -
  Inventories                                         53,968         59,651
  Marketable securities                                    -      2,203,740
  Prepaid expenses                                   163,790        270,445
  Current portion of notes receivable                195,327        175,054
  Deferred tax assets                                217,313        710,042
                                               -------------- --------------
    Total current assets                           3,925,524      4,619,438

Fixed Assets:
  Property and equipment                             706,060        522,267
  Accumulated depreciation                          (195,993)      (160,708)
                                               -------------- --------------
    Net fixed assets                                 510,067        361,559

Notes Receivable - less current portion              401,765        810,413

Other Assets                                         343,994         18,622
                                               -------------- --------------

    Total assets                               $   5,181,350  $   5,810,032
                                               ============== ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Line of credit                               $           -  $     130,901
  Accounts payable                                   172,029        217,399
  Accrued liabilities                                192,731        268,472
                                               -------------- --------------
    Total current liabilities                        364,760        616,772

Deferred Tax Liability                                15,966         21,094
                                               -------------- --------------
    Total liabilities                                380,726        637,866

Stockholders' Equity:
  Series A preferred stock, $0.00001 par
   value, 10,000,000 shares authorized,
   750,000 issued and outstanding                          8             10
  Series B preferred stock, $0.00001 par
   value, 10,000,000 shares authorized,
   714,285 shares issued and outstanding                   7              -
  Common stock, $0.00001 par value,
   50,000,000 shares authorized, 14,807,508
   shares issued and outstanding                         148            148
  Additional paid-in capital                       6,930,575      6,436,586
  Retained deficit                                (2,130,114)    (1,264,578)
                                               -------------- --------------
    Total stockholders' equity                     4,800,624      5,172,166
                                               -------------- --------------

    Total liabilities and stockholders' equity $   5,181,350  $   5,810,032
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

                                      -2-



ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.,
AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
                                                                      Six Months     Six Months
                                                                      Ended June     Ended June
                                                                      30, 2002       30, 2001
-------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)    (Unaudited)
Cash Flows from Operating Activities:
  Net loss                                                            $    (865,536) $    (778,671)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                            65,151         39,073
     Deferred taxes                                                         487,601          4,169
     Nonrecurring consulting and organizational expenses                          -      1,714,734
     Noncash wages                                                           47,813         24,000
     Loss on sale of fixed assets                                                 -         20,782
     Provision for bad debt                                                  35,000              -
     (Increase) decrease in operating assets:
        Accounts receivable                                              (1,685,661)    (1,476,934)
        Employee receivable                                                  (3,643)        (4,032)
        Inventories                                                           5,683        (28,141)
        Prepaid expenses                                                    106,655              -
        Other assets                                                       (101,500)       (24,578)
     Increase (decrease) in operating liabilities:
        Accounts payable                                                     45,370        (82,725)
        Accrued liabilities                                                 (75,742)         2,953
                                                                      -------------- --------------
           Total adjustments                                             (1,164,013)       189,301
                                                                      -------------- --------------

     Net cash used by operating activities                               (2,029,549)      (589,370)

Cash Flows from Investing Activities:
  Proceeds from sale of marketable securities                             2,203,740              -
  Proceeds from sale of fixed assets                                              -         41,500
  Purchase of equipment                                                    (261,471)       (47,036)
  Purchase of franchise                                                    (223,872)             -
  Repayment of notes receivable                                             388,375              -
                                                                      -------------- --------------

     Net cash provided (used) by investing activities                     2,106,772         (5,536)

Cash Flows from Financing Activities:
  Repayment of line of credit                                              (130,901)             -
  Proceeds from note payable                                                      -         98,825
  Proceeds from issuance of common stock                                      1,125        916,374
  Proceeds from issuance of preferred stock                                 500,000              -
  Stock issuance costs incurred                                              (7,131)      (379,999)
                                                                      -------------- --------------

     Net cash provided (used) by financing activities                       363,093        635,200
                                                                      -------------- --------------

Net Increase in Cash                                                        440,316         40,294

Beginning Cash                                                                    -         11,366
                                                                      -------------- --------------

Ending Cash                                                           $     440,316  $      51,660
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

Dated: August 21, 2002  ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.


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