Form 10KSB/A
period 2000-12-31
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2002-11-14
CIK 1094231

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-KSB/A
                         Amendment No. 3

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

         As of January 11, 2002, there were 14,762,221 outstanding shares of the issuer's common stock, $.00001 par value.

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

                    COMPUTER ASSISTED LEARNING
                       & INSTRUCTION, INC.

                    December 31, 2000 and 1999

TABLE OF CONTENTS                                                 Page
______________________________________________________________________________



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





/s/ Squire & Company


March 4, 2001

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
BALANCE SHEETS
December 31, 2000 and 1999
                                                          2000       1999
______________________________________________________________________________

ASSETS

Current Assets:
  Cash                                            $     11,366  $     61,614
  Accounts receivable - net of allowance             1,039,652       470,104
  Employee receivable                                    4,046         1,683
  Inventories                                           45,478        29,466
  Prepaid assets                                        93,909        13,275
  Deferred tax assets                                    9,857       101,595
                                                  ------------- -------------

    Total current assets                             1,204,308       677,737

Fixed Assets:
  Property and equipment                               716,256       719,812
  Accumulated depreciation                            (356,869)     (410,530)
                                                  ------------- -------------

    Net fixed assets                                   359,387       309,282

Other Assets                                            34,043         9,444
                                                  ------------- -------------

      Total assets                                $  1,597,738  $    996,463
                                                  ============= =============






The accompanying notes are an integral part of these statements.

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
BALANCE SHEETS (CONTINUED)
December 31, 2000 and 1999
                                                           2000       1999
______________________________________________________________________________

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                $    219,757  $     92,405
  Accrued payroll liabilities                           85,433        56,133
  Income taxes payable                                 343,966        37,144
                                                  ------------- -------------

    Total current liabilities                          649,156       185,682

Deferred Tax Liability                                  15,571         9,071

Stockholder Loan                                             -       750,660
                                                  ------------- -------------

      Total liabilities                                664,727       945,413

Stockholders' Equity:
  Common stock, no par value, 20,000,000 shares
    authorized, 11,550,000 shares issued and
    11,253,500 shares outstanding                      462,451        21,685
  Treasury stock, 296,500 shares                             -             -
  Retained earnings (deficit)                          470,560        29,365
                                                  ------------- -------------

    Total stockholders' equity                         933,011        51,050
                                                  ------------- -------------

Total liabilities and stockholders' equity        $  1,597,738  $    996,463
                                                  ============= =============







The accompanying notes are an integral part of these statements.

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
STATEMENTS OF INCOME
Years Ended December 31, 2000 and 1999                 2000           1999
______________________________________________________________________________

Software Sales                                    $  3,795,469  $  2,349,347
Non-Software Sales                                      49,644        39,648
                                                  ------------- -------------

    Total sales                                      3,845,113     2,388,995

Operating Expenses                                   2,999,771     1,921,762
                                                  ------------- -------------

Operating Income                                       845,342       467,233

Other Income (Expense):
  Interest income                                       12,085        17,615
  Other income                                          19,581        18,404
  Loss on sale of fixed assets                         (12,156)            -
  Interest expense                                         (39)      (91,236)
                                                  ------------- -------------

    Total other income (expense)                        19,471       (55,217)
                                                  ------------- -------------

Income Before Income Taxes                             864,813       412,016

Provision for Income Tax:
  Current                                              325,380        37,244
  Deferred                                              98,238        63,631
                                                  ------------- -------------

    Total income tax expense                           423,618       100,875
                                                  ------------- -------------

Net Income                                        $    441,195  $    611,141
                                                  ============= =============

Earnings Per Share - Basic and Fully Diluted      $       0.25  $     152.82
                                                  ============= =============

Weighted Average Shares Outstanding                  1,792,410         2,036
                                                  ============= =============











The accompanying notes are an integral part of these statements.




COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2000 and 1999
_______________________________________________________________________________________________

                                                        Treasury
                                     Common Stock        Stock       Retained
                                  Shares      Amount     Shares      Earnings      Total
                               ------------ ---------- ----------- ------------ -------------
Balance at December 31, 1998         1,000  $  21,685           -  $  (281,776) $   (260,091)

Issuance of Stock                    1,715          -           -            -             -

Net Income                               -          -           -      311,141       311,141
                               ------------ ---------- ----------- ------------ -------------

Balance at December 31, 1999         2,715     21,685           -       29,365        51,050

Issuance of Stock                4,090,785          -     296,500            -             -

Contributed Capital              7,160,000    440,766           -            -       440,766

Comprehensive Net Income Calculation:
 Net Income                             -           -           -      441,195       441,195
                               ------------ ---------- ----------- ------------ -------------

Balance at December 31, 2000    11,253,500  $ 462,451     296,500  $   470,560  $    933,011
                               ============ ========== =========== ============ =============






The accompanying notes are an integral part of these statements.

                                    5

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2000 and 1999
                                                                      2000            1999
_______________________________________________________________________________________________

Cash Flows from Operating Activities:
  Net income                                                    $    441,195  $     311,141
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                     64,794         18,859
     Deferred taxes                                                   98,238         63,631
     Bad debt allowance                                                    -          5,000
     Loss on sale of fixed assets                                     12,156              -
     (Increase) decrease in operating assets:
        Accounts receivable                                         (569,547)       (70,864)
        Employee receivable                                           (2,363)        (1,236)
        Inventories                                                  (24,599)       (18,468)
        Prepaid expenses                                             (79,894)       (13,275)
        Other assets                                                 (16,011)          (319)
     Increase (decrease) in operating liabilities:
        Accounts payable                                             127,352         26,432
        Accounts payable - stockholder                                     -         (3,059)
        Accrued payroll liabilities                                   29,300          8,843
        Income taxes payable                                         306,822         37,144
                                                                ------------- --------------

          Total adjustments                                          (53,752)        52,688
                                                                ------------- --------------

     Net cash provided by operating activities                       387,443        363,829

Cash Flows from Investing Activities:
  Proceeds from sale of fixed assets                                  23,100              -
  Purchase of equipment                                             (150,897)      (270,493)
                                                                ------------- --------------

     Net cash used by investing activities                          (127,797)      (270,493)

Cash Flows from Financing Activities:
  Net payments on stockholder loan                                  (309,894)      (205,337)
                                                                ------------- --------------

Net Decrease in Cash                                                  50,248       (112,001)

Cash at Beginning of Year                                             61,614        173,615
                                                                ------------- --------------

Cash at End of Year                                             $     11,366  $      61,614
                                                                ============= ==============

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


                                    6

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________

Note 1. Summary of Significant Accounting Policies
        -------------------------------------------

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

Research and Development Costs - Research and development expenditures, consisting primarily of software development costs incurred prior to achieving technological feasibility are charged to operations as incurred. After technological feasibility is established any additional software development costs would be capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Capitalization of Software Development Costs. Under the Company's software

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________

Note 1. Summary of Significant Accounting Policies (continued)
        ------------------------------------------------------

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

Earnings per Share   Basic and fully diluted earnings per share is computed by
dividing net income available for common stock by the weighted average number of common shares during the period.

Note 2. Fixed Assets
        ------------

Major classifications of property and equipment for December 31, 2000 and 1999 are as follows:
                                                2000           1999
                                          -------------- -------------
Computer software - 3 year life           $       5,656  $     32,920
Computer hardware - 3-5 year life                98,892       124,104
Phone equipment - 5 year life                    19,884         8,856
Furniture and fixtures - 5-10 year life         424,416       399,748
Vehicles and boats - 10 year life               167,608       154,184
                                          -------------- -------------
                                                716,256       719,812
Accumulated depreciation and amortization      (356,869)     (410,530)
                                          -------------- -------------
                                          $     359,387  $    309,282
                                         =============== =============

Note 3. Foreign Currency Transactions
        -----------------------------

During 2000, the Company established relations with a company in Brazil, CALI Brasil, Ltda. The Company's agreement with CALI Brasil, Ltda. allows it to record revenue at the price the software was sold to the customer. The Company then pays a commission for each sale to CALI Brasil, Ltda.

CALI Brasil's sales from Brazilian reals (the functional currency) to US dollars (the reporting currency) for the year ending December 31, 2000 was $146,722. The Company reports the accounts receivable and commissions payable to CALI Brasil, Ltda. using the exchange rate at the date of the balance sheet. The Company reports the sales and commissions of CALI Brasil, Ltda. using a weighted-average exchange rate over the period the income statement. Gains or losses on translating the functional currency to the reporting currency are reported as a component of operating expenses.

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________

Note 3. Foreign Currency Transactions (continued)
        -----------------------------------------

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
                                                    ============ ============

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________

Note 4. Income Taxes (continued)
        ------------------------

The income tax provision reconciled to the Balance Sheet accounts is as follows at December 31:
                                                 2000        1999
                                           ------------- ------------
       Tax payments made:
         Federal                           $          -  $         -
         State                                      100          100
                                           ------------- ------------

          Total tax payments                        100          100

       Current income tax expense              (325,380)     (37,244)
       Prior year income taxes payable
        (amended)                               (18,586)           -
                                           ------------- ------------

       Income taxes payable                $   (343,966) $   (37,144)
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

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________

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

                                                  December 31,   December 31,
                                                      2000           1999
                                                 -------------- --------------
Change in benefit obligations:
  Benefit obligation at beginning of year        $      98,219  $           -
  Service cost                                          53,689              -
  Interest cost                                         13,023              -
                                                 -------------- --------------

  Benefit obligation at end of period            $     164,931  $           -
                                                 ============== ==============
Change in plan assets:
  Fair value of plan assets at beginning of year             -              -
  Actual return on plan assets                           1,214              -
  Employer contribution                                161,417              -
  Benefits paid                                              -              -
                                                 -------------- --------------

  Fair value of plan assets at end of period     $     162,631  $           -
                                                 ============== ==============

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________

Note 8. Pension Plan (continued)
        ------------------------
                                                   December 31,   December 31,
                                                       2000          1999
                                                  ------------- --------------
Net pension cost included the following components:
  Service cost                                    $     53,689  $           -
  Interest cost                                         13,023              -
  Expected return on plan assets                        (5,696)             -
  Amortization of prior service cost                     9,501              -
                                                  ------------- --------------
                                                  $     70,517  $           -
                                                  ============= ==============


                                                   December 31,   December 31,
                                                      2000            1999
                                                  ------------- --------------
Funded status of the plan:
  Plan assets less than projected benefits        $     (2,300) $           -
  Unrecognized prior service cost                      176,537              -
  Unrecognized net gain                                (83,337)             -
                                                  ------------- --------------
      Net amount recognized                       $     90,900  $           -
                                                  ============= ==============

Amounts recognized in the balance sheet:
  Prepaid assets                                  $     90,900  $           -
                                                  ============= ==============

The weighted-average discount rate and long-term rate of return used in determining the actuarial present value of the projected benefit obligation was 7 percent for the years ended December 31, 2000 and 1999. The expected average percentage increase in compensation levels was 3 percent for the years ended December 31, 2000 and 1999.

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

COMPUTER ASSISTED LEARNING & INSTRUCTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________

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

Note 12. Restatement of Previously Issued Financial Statements
         -----------------------------------------------------

In the process of terminating the defined benefit plan (in 2001), it was discovered that the net pension cost had not been accounted for correctly. Accordingly, the financial statements for the year ended December 31, 1999 have been restated to correct the errors. A synopsis of the restatement is as follows:

                                                         As Previously
                                         Restated            Stated
                                        --------------- ----------------
Pension payable                         $            -  $       161,417
Retained earnings (deficit)                     29,365         (132,052)
Operating expenses                           1,974,450        2,083,179
Net income                                     311,141          149,724

This restatement increases the basic and fully-diluted earnings per share for the year ended December 31, 1999 by $79.28.

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
                              ------------- ------------- -------------- -------------
ASSETS                                                     (A)

Current Assets:
 Cash and cash equivalents    $     11,366  $        296  $        (296) $     11,366
 Accounts receivable             1,043,698             -              -     1,043,698
 Prepaid expense                    93,009             -              -        93,009
 Inventories                        45,478             -              -        45,478
 Current portion of deferred
   tax asset                         9,857             -              -         9,857
                              ------------- ------------- -------------- -------------

  Total current assets           1,204,308           296           (296)    1,204,308

Property, Plant and
  Equipment - net                  359,387        65,421        (65,421)      359,387

Other Assets                        34,043        37,750        (37,750)       34,043
                              ------------- ------------- -------------- -------------

   Total assets               $  1,597,738  $    103,467  $    (103,467) $  1,597,738
                              ============= ============= ============== =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable             $    219,757  $    727,817  $    (727,817) $    219,757
 Capital lease - current
   portion                               -        38,080        (38,080)            -
 Accrued expenses                   85,433       436,181       (436,181)       85,433
 Notes payable                           -     1,161,648     (1,161,648)            -
 Current income tax payable        343,966             -              -       343,966
 Current portion of
   deferred taxes                        -             -              -             -
                              ------------- ------------- -------------- -------------

   Total current liabilities       649,156     2,363,726      2,363,726       649,156

Capital Lease - noncurrent
  portion                                -        78,913        (78,913)            -

Deferred Income Taxes               15,571             -              -        15,571
                              ------------- ------------- -------------- -------------

   Total liabilities               664,727     2,442,639     (2,442,639)      664,727



Continued



The accompanying notes are an integral part of the combined pro forma financial statements.


ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
(F/K/A Politics.com, Inc. and Computer Assisted Learning and Instruction, Inc.)
PRO FORMA COMBINED BALANCE SHEET
December 31, 2000
(Unaudited) - Continued
--------------------------------------------------------------------------------------
                                                          Pro forma
                              CALI,         ELLIS,        Increase       Pro forma
                              Inc.          Inc.          (Decrease)     Combined
                              ------------- ------------- -------------- -------------
                                                             (A)
Stockholders' Equity:
 Preferred stock, $0.00001
  par value, 50,000,000 shares
  authorized,  none issued               -             -              -             -
 Common stock, $0.00001 par
  value, 20,000,000 shares
  authorized, 1,201,000 shares
  issued and outstanding                 -            12            (12)            -
 Common stock, no par value,
  20,000,000 shares authorized,
  11,550,000 shares issued and
  11,253,000 shares outstanding    462,451             -       (462,451)            -
 Common stock, $0.00001 par
  value, 20,000,000 shares
  authorized, 12,750,001 shares
  issued and outstanding                 -             -            128           128
 Treasury stock, 297,000 shares          -             -              -             -
 Additional paid-in capital              -     6,808,231     (6,345,908)      462,323
 Retained earnings                 470,560             -              -       470,560
 Deficit accumulated during
  development stage                      -    (9,147,415)     9,147,415             -
                              ------------- ------------- -------------- -------------
   Total stockholders'
    equity (deficit)               933,011    (2,339,172)     2,339,172       933,011
                              ------------- ------------- -------------- -------------
   Total liabilities and
    stockholders' equity
    (deficit)                 $  1,597,738  $    103,467  $    (103,467) $  1,597,738
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

--------------------------------------------------------------------------------------
                                                          Pro forma
                              CALI,         ELLIS,        Increase       Pro forma
                              Inc.          Inc.          (Decrease)     Combined
                              ------------- ------------- -------------- -------------
                                                             (A)
Operating Revenues            $  3,845,113  $     13,384  $     (13,384) $  3,845,113

Operating Expenses:
 Direct operating costs          2,934,977             -              -     2,934,977
 Selling general and
   administrative                        -     2,646,761     (2,646,761)            -
 Website development                     -       215,010       (215,010)            -
 Depreciation                       64,794       111,479       (111,479)       64,794
                              ------------- ------------- -------------- -------------

   Total operating expenses      2,999,771     2,973,250     (2,973,250)    2,999,771
                              ------------- ------------- -------------- -------------

Operating Income (Loss)            845,342    (2,959,866)     2,959,866       845,342

Other Income (Expense)              19,471      (148,522)       148,522        19,471
                              ------------- ------------- -------------- -------------
Income (Loss) Before
 Income Taxes                      864,813    (3,108,388)     3,108,388       864,813

Income Tax Expense (Benefit):
 Current income tax expense        325,380             -              -       325,380
 Deferred income tax benefit        98,238             -              -        98,238
                              ------------- ------------- -------------- -------------
   Total income tax
    expense (benefit)              423,618             -              -       423,618
                              ------------- ------------- -------------- -------------

Net Income (Loss)             $    441,195  $ (3,108,388) $   3,108,388  $    441,195
                              ============= ============= ============== =============
Net Income Per Common Share -
 Basic and Fully Diluted                                                 $       0.03
                                                                         =============
Weighted Average Shares
 Outstanding                                                               12,750,000
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

Computer Assisted Learning & Instruction, Inc. - The Company was organized under the laws of the State of Utah on January 1, 1994. The Company was formed for the purpose of, but not limited to, the development, marketing, and support of English language training software.

(A) Pro forma Adjustments - On November 30, 2000, Politics.com, Inc. established a wholly-owned subsidiary, New Politics.com, Inc. (a Nevada corporation) (New Politics), and entered into an asset purchase agreement whereby New Politics acquired from Politics.com, Inc. all of Politics.com, Inc.'s assets and liabilities. As consideration for acquiring the assets, New Politics assumed complete and sole responsibility of and for all obligations associated with the assets acquired.

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


                                6







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

10.6 Registration Rights Agreement dated September 20, 2001 between the Company and certain stockholders. (2)

10.7 Employment Agreement dated September 19, 2001 between the Company and Timothy D. Otto. (2)

10.8 Employment Agreement dated September 19, 2001 between the Company and Kimber Jensen. (2)

10.9 Employment Agreement dated September 19, 2001 between the Company and John Bodine. (2)

10.10 Non-Disclosure, Intellectual Property and Non-Competition Agreement dated September 18, between the Company and Dr. Frank Otto.(2)

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

                             ENGLISH LANGUAGE LEARNING AND INSTRUCTION
                             SYSTEM, INC. (FORMERLY POLITICS.COM, INC.)



DATE: NOVEMBER 14, 2002       BY:/s/ DAVID M. REES
                                ----------------------------
                              By: DAVID M. REES
                              CHIEF EXECUTIVE OFFICER,
                              PRESIDENT AND DIRECTOR

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


SIGNATURE                            TITLE                          DATE




/S/ David M. Rees
_____________________________    Chief Executive Officer     November 14,2002
David M. Rees                    President and Director



/S/ Dennis R. Hanks
_____________________________    Vice President of           November 14, 2002
Dennis R. Hanks                  Finance



            PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, David M. Rees, certify that:

1. I have reviewed this amended annual report on Form 10-KSB of English Language Learning and Instruction System, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: November 14, 2002

By: /s/ David M. Rees
   ---------------------------------
   David M. Rees
   Principal Executive Officer


            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Dennis Hanks, certify that:

1. I have reviewed this amended annual report on Form 10-KSB of English Language Learning and Instruction System, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  November 14, 2002

By: /s/ Dennis R. Hanks
   ---------------------------------
   Dennis R. Hanks
   Principal Financial Officer