Form 10QSB/A
period 2002-06-30
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2002-11-14
CIK 1094231

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-QSB/A
                         Amendment N0. 2

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
_________________________                    _______________________________
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization


    3520 NORTH UNIVERSITY AVENUE, SUITE 275, PROVO, UTAH 84604
   ___________________________________________________________
             (Address of principal executive offices)


                          (801) 374-3424
                    _________________________
                   (Issuer's telephone number)

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 12, 2002, the issuer had outstanding 14,807,508 shares of Common Stock, par value $0.00001 per share, and 1,464,285 shares of Preferred Stock, par value $0.00001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                 PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

The Company's quarterly report on Form 10Q-SB for the period ended June 30, 2002 has been restated to revise revenue that was improperly recognized from a purchase order in The Peoples Republic of China and from the Company's Brazilian subsidiary in the second quarter of 2002. See Part II, Item 5 "Other Information".

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

              CONSOLIDATED FINANCIAL INFORMATION OF
                  ENGLISH LANGUAGE LEARNING AND
             INSTRUCTION SYSTEM, INC., AND SUBSIDIARY

                  JUNE 30, 2002 (UNAUDITED) AND
                   DECEMBER 31, 2001 (AUDITED)

                        TABLE OF CONTENTS
                                                                      Page
______________________________________________________________________________


CONSOLIDATED FINANCIAL STATEMENTS:

  Balance Sheets                                                        1

  Statements of Operations                                              2

  Statements of Cash Flows                                              3

  Notes to Financial Statements                                         4

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.,
AND SUBSIDIARY
BALANCE SHEETS
______________________________________________________________________________

                                                    June 30,     December 31,
                                                      2002          2001
                                                 ------------- ---------------
                                                  (Unaudited)     (Audited)
ASSETS

Current Assets:
 Cash                                            $    440,316  $            -
 Accounts receivable - net of allowance             1,865,975         863,461
 Income taxes receivable                              337,045         337,045
 Employee receivable                                    3,643               -
 Inventories                                           53,968          59,651
 Marketable securities                                      -       2,203,740
 Prepaid expenses                                     163,790         270,445
 Current portion of notes receivable                  195,327         175,054
 Deferred tax assets                                  448,384         710,042
                                                 ------------- ---------------

   Total current assets                             3,508,448       4,619,438

Fixed Assets:
 Property and equipment                               706,060         522,267
 Accumulated depreciation                            (195,993)       (160,708)
                                                 ------------- ---------------

   Net fixed assets                                   510,067         361,559

Notes Receivable - less current portion               401,765         810,413

Other Assets                                          343,994          18,622
                                                 ------------- ---------------

   Total assets                                  $  4,764,274  $    5,810,032
                                                 ============= ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Line of credit                                  $          -  $      130,901
 Accounts payable                                     172,029         217,399
 Accrued liabilities                                  192,731         268,472
                                                 ------------- ---------------

   Total current liabilities                          364,760         616,772

Deferred Tax Liability                                 15,966          21,094
                                                 ------------- ---------------

   Total liabilities                                  380,726         637,866

Stockholders' Equity:
 Series A preferred stock, $0.00001 par value,
  10,000,000 shares authorized, 750,000 issued
  and outstanding                                           8              10
 Series B preferred stock, $0.00001 par value,
  10,000,000 shares authorized, 714,285 shares
  issued and outstanding                                    7               -
 Common stock, $0.00001 par value, 50,000,000
  shares authorized, 14,807,508 shares issued
  and outstanding                                         148             148
 Additional paid-in capital                         6,930,575       6,436,586
 Retained deficit                                  (2,547,190)     (1,264,578)
                                                 ------------- ---------------

   Total stockholders' equity                       4,383,548       5,172,166
                                                 ------------- ---------------

   Total liabilities and stockholders' equity    $  4,764,274  $    5,810,032
                                                 ============= ===============



The accompanying notes are an integral part of these statements.


ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.,
AND SUBSIDIARY
STATEMENTS OF OPERATIONS
______________________________________________________________________________________________
                              Three Months    Three Months    Six Months      Six Months
                              Ended June      Ended June      Ended June      Ended June
                              30, 2002        30, 2001        30, 2002        30, 2001
                              --------------- --------------- --------------- ---------------
                                (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)

Software Sales                $    2,655,367  $    4,022,900  $    4,303,594  $    5,348,416
Non-Software Sales                    66,747          90,957          98,211          90,957
                              --------------- --------------- --------------- ---------------
  Total sales                      2,722,114       4,113,857       4,401,805       5,439,373

Cost of Goods Sold:
 Product                              49,582          18,040          69,645          28,748
 Dealer Commissions                  917,121       1,402,248       1,525,248       1,965,032
 Sales Commissions                     8,963               -          10,437          15,706
                              --------------- --------------- --------------- ---------------

  Total cost of goods sold           975,666       1,420,288       1,605,330       2,009,486
                              --------------- --------------- --------------- ---------------

Gross Profit                       1,746,448       2,693,569       2,796,475       3,429,887

Operating Expenses:
 Selling expenses                    860,305         233,280       1,228,147         435,925
 Marketing expenses                  142,918         162,266         399,077         321,966
 Development expenses                306,910         246,242         655,031         433,387
 Support services                    221,873         190,116         493,825         340,826
 General and administrative          538,327         528,435       1,067,160         934,153
                              --------------- --------------- --------------- ---------------

  Total operating expenses         2,070,333       1,360,339       3,843,240       2,466,257
                              --------------- --------------- --------------- ---------------

Operating Income (Loss)             (323,885)      1,333,230      (1,046,765)        963,630

Other Income (Expense):
 Nonrecurring consulting expenses          -        (163,228)              -      (1,000,728)
 Nonrecurring organizational expenses      -          (5,406)              -        (714,006)
 Interest income                      (4,559)             57          22,863           1,578
 Loss on sale of fixed assets              -         (15,449)              -         (20,782)
 Interest expense                        (57)         (3,969)         (2,180)         (4,194)
                              --------------- --------------- --------------- ---------------

  Total other income (expense)        (4,616)       (187,995)         20,683      (1,738,132)
                              --------------- --------------- --------------- ---------------
Income (Loss) Before
  Income Taxes                      (328,501)      1,145,235      (1,026,082)       (774,502)

Provision for Income Tax:
 Current                                   -               -               -               -
 Deferred                            257,400            (870)        256,530           4,169
                              --------------- --------------- --------------- ---------------
  Total income tax expense
   (benefit)                         257,400            (870)        256,530           4,169
                              --------------- --------------- --------------- ---------------

Net Income (Loss)             $     (585,901) $    1,146,105  $   (1,282,612) $     (778,671)
                              =============== =============== =============== ===============
Income (Loss) Per
 Share - Basic                $        (0.04) $         0.08  $        (0.09) $        (0.06)
                              =============== =============== =============== ===============
Income (Loss) Per Share
 - Fully Diluted              $        (0.04) $         0.08  $        (0.08) $        (0.06)
                              =============== =============== =============== ===============

Weighted Average Shares Outstanding:
 Basic                            14,807,552      13,781,514      14,807,255      12,920,651
 Fully Diluted                    15,986,086      13,781,514      16,001,166      12,920,651



The accompanying notes are an integral part of these statements.






ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.,
AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
_______________________________________________________________________________________________

                                                                 Six Months     Six Months
                                                                 Ended June     Ended June
                                                                 30, 2002       30, 2001
                                                                 -------------- --------------
                                                                 (Unaudited)    (Unaudited)
Cash Flows from Operating Activities:
 Net loss                                                        $  (1,282,612) $    (778,671)
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                        65,151         39,073
    Deferred taxes                                                     256,530          4,169
    Nonrecurring consulting and organizational expenses                      -      1,714,734
    Noncash wages                                                       47,813         24,000
    Loss on sale of fixed assets                                            -          20,782
    Provision for bad debt                                              35,000              -
    (Increase) decrease in operating assets:
      Accounts receivable                                           (1,037,514)    (1,476,934)
      Employee receivable                                               (3,643)        (4,032)
      Inventories                                                        5,683        (28,141)
      Prepaid expenses                                                 106,655              -
      Other assets                                                    (101,500)       (24,578)
    Increase (decrease) in operating liabilities:
      Accounts payable                                                 (45,370)       (82,725)
      Accrued liabilities                                              (75,742)         2,953
                                                                 -------------- --------------

       Total adjustments                                              (746,937)       189,301
                                                                 -------------- --------------

    Net cash used by operating activities                           (2,029,549)      (589,370)

Cash Flows from Investing Activities:
 Proceeds from sale of marketable securities                         2,203,740              -
 Proceeds from sale of fixed assets                                          -         41,500
 Purchase of equipment                                                (261,471)       (47,036)
 Purchase of franchise                                                (223,872)             -
 Repayment of notes receivable                                         388,375              -
                                                                 -------------- --------------

    Net cash provided (used) by investing activities                 2,106,772         (5,536)

Cash Flows from Financing Activities:
 Repayment of line of credit                                          (130,901)             -
 Proceeds from note payable                                                  -         98,825
 Proceeds from issuance of common stock                                  1,125        916,374
 Proceeds from issuance of preferred stock                             500,000              -
 Stock issuance costs incurred                                          (7,131)      (379,999)
                                                                 -------------- --------------

    Net cash provided (used) by financing activities                   363,093        635,200
                                                                 -------------- --------------

Net Increase in Cash                                                   440,316         40,294

Beginning Cash                                                               -         11,366
                                                                 -------------- --------------

Ending Cash                                                      $     440,316  $      51,660
                                                                 ============== ==============


Supplemental Information:
-------------------------
  The Company paid $2,180 and $3,969 in interest during the six months ended June 30, 2002 and
  2001, respectively.  The Company paid no income taxes during the six months ended June 30,
  2002 and 2001.

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


ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________

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

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________

Note 5.  Deferred Income Taxes
         ---------------------

      Deferred income tax assets result from tax benefits expected to be used from net operating losses carried forward from current and prior periods calculated at statutory rates. During the three months ended June 30, 2002 it was determined that expenses previously deemed deductible may not be deductible under current Internal Revenue Code interpretations. Therefore, the deferred tax asset was reduced to a level currently deemed recognizable by the Company.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

      The following discussion and analysis of the Company's financial condition as of June 30, 2002 and the Company's and the Company's predecessor's results of operations for the three month and six month periods ended June 30, 2001 and June 30, 2002 should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. All information contained in this Item 2 reflects only the Company's continuing operations.

Results of Operations

      The Company's current operations consist of operations historically conducted by Computer Assisted Learning and Instruction System, Inc.

Comparison of the Three-Month Periods Ended June 30, 2002 and June 30, 2001

      Revenues. Revenues for the three-month period ended June 30, 2002 were $2,722,114, compared to $4,113,857 for the three-month period ended June 30, 2001. Sales decreased primarily due to much lower domestic sales than the prior year. This is a result of the weakened state of educational funding in the domestic educational market. International sales also decreased from $382,218 to $296,565 in the second quarter of 2002 from the same period in 2001.

     Cost of Sales. Cost of sales for the three month period ended June 30, 2002 were $975,666, compared to $1,420,288 for the three-month period ended June 30, 2001. An incentive program of five to ten percent was offered to independent domestic dealers to help increase revenues. However, overall domestic sales were lower, keeping cost of sales lower for the period.

     Operating Expenses. Operating expenses for the three-month period ended June 30, 2002 were $2,070,333, compared to $1,360,339 for the three-month period ended June 30, 2001. Selling and marketing expenses increased from $395,546 during these three months in 2001 to $1,003,223 for the same three months in 2002 due to the increase in size of our sales and marketing force both domestically and internationally with the creation of new field offices in China, Mexico, Equador, and Chile. Expenses also increased due to the promotional and marketing initiatives of our schools and franchise business in Brazil. Development expenses increased from $246,242 during the second quarter of 2001 to $306,910 in the second quarter of 2002 due to the addition of employees and temporary contract workers involved in new release of the Kids
2.0 product and new versions for the international markets. Training and Support Services increased 20% from $190,116 to $221,873 in the same three months in 2002 due to the increase in the training and support needs of the new Kids product lines. General and Administrative expenses remained level, decreasing slightly from $528,435 in the second quarter of 2001 to $538,327 in the second quarter of 2002. Near the end of the quarter the company reduced the monthly rate of expenses in reaction to the downturn in the domestic market. This reduction greatly reduces our staff and costs in the sales and marketing aspects of the company.

      Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the three-month period ended June 30, 2002, these costs were $33,160, compared to $19,442 for the three-month period ended June 30, 2001. This increase was due to a larger asset base used to support the increased size of the company.

Comparison of the Six-Month Periods Ended June 30, 2002 and June 30, 2001

      Revenues. Revenues for the six-month period ended June 30, 2002 were $4,401,805, compared to $5,439,373 for the six-month period ended June 30, 2001. Sales decreased primarily due to much lower domestic sales than the prior year. This is a result of the weakened state of educational funding in the domestic educational market. This decrease was offset by an increase of $267,719 to $867,115 in international sales in the first two quarters of 2002 over the same period in 2001. These international increases are due primarily to our stronger revenues in Asia and Brazil, and the performance of our newly acquired schools and franchise business in Brazil.

      Cost of Sales. Cost of sales sold for the six-month period ended June 30, 2002 were $1,605,330, compared to $2,009,486 for the six-month period ended June 30, 2001. This decrease was due primarily to the substantial decrease in domestic sales.

      Operating Expenses. Operating expenses for the six-month period ended June 30, 2002 were $3,843,240 compared to $2,466,257 for the six month period ended June 30, 2001. Selling and marketing expenses increased from $757,891 during first two quarters of 2001 to $1,627,224 for the same period this year. This is due to the increase in size of our sales and marketing force both domestically and internationally with the creation of new field offices in China, Mexico, Equador, and Chile. Expenses also increased due to the promotional and marketing initiatives of our schools and franchise business in Brazil. Development expenses increased from $433,387 during the first two quarters of 2001 to $655,031 for the same period of 2002 due to the addition of employees and temporary contract workers involved in new release of the Kids 2.0 product and new versions for the international markets. Training and Support Services increased from $340,826 to $493,825 in the same two quarters of 2002 due to the increase in the training and support needs of the new Kids product lines. General and Administrative expenses increased slightly from $934,153 in the two quarters of 2001 to $1,067,210 for the same period of 2002.

      Depreciation and Amortization. Depreciation and amortization costs for the six- month period ended June 30, 2002 were $65,151 compared to $39,073 for the six-month period ended June 30, 2001. This increase was due primarily to an increase in the Company's capital expenditures associated with geographic expansion, and reclassification of the depreciation schedule of certain of the Company's assets.

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

Item 3 - Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and acting Chief Financial Officer of the Company, David M. Rees and Dennis Hanks, concluded that the Company's disclosure controls and procedures were adequate.

      (b) Internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and acting Chief Financial Officer, David M. Rees and Dennis Hanks.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Change in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         None.

Item 5.  Other Information.

      On August 22, 2002, the Company terminated the employment of each of Timothy D. Otto, the Company's former Chief Executive Officer; Kimber B. Jensen, the Company's former Chief Operations Officer; and John Bodine, the Company's Executive Vice President and Director of Marketing. Messrs. Otto and Jensen were also removed from the Company's Board of Directors. On November 1, 2002, the foregoing terminations were retroactively made "for cause" pursuant to the respective employment agreements of Messrs. Otto, Jensen and Bodine. This Form 10Q-SB for the period ended June 30, 2002 is restated to revise revenue that was improperly recognized. Because these terminations have now been made on a "for cause" basis, the Company is not obligated to pay severance and other obligations.

      David M. Rees, who had been acting as the Company's Chief Executive Officer on an interim basis since August 22, 2002, has become the Company's Chief Executive Officer on a permanent basis. Mr. Rees had been acting as the Company's primary outside legal counsel from March 2000 until August 2002.
Mr. Rees has served as an officer and director of several public and private companies, responsible for marketing and sales, strategic planning, as well as serving as general counsel. Mr. Rees is a co-founder of Otto & Rees, P.C., a Salt Lake City law firm specializing in securities law and mergers and acquisitions. Mr. Rees previously worked at the New York City law firm of Skadden, Arps, Slate Meagher & Flom. He received his J.D. from New York University School of Law and B.A. in history from Weber State University.

      In September 2002, Janet Otto resigned from the Company's Board of Directors and David Rees and Mike Otto were added to the Company's Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K.

         None.

                            SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 14, 2002     ENGLISH LANGUAGE LEARNING AND INSTRUCTION
                              SYSTEM, INC.

                                  /S/ DAVID M. REES
                              By:__________________________________
                                 DAVID M. REES
                                 Chief Executive Officer, President and
                                 Director


                                  /S/ DENNIS R. HANKS
                              By:__________________________________
                                 DENNIS R. HANKS
                                 Vice President of Finance

            PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, David M. Rees, certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB of English Language Learning and Instruction System, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: November 14, 2002

By: /s/ David M. Rees
   ---------------------------------
    David M. Rees
    Principal Executive Officer

            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Dennis Hanks, certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB of English Language Learning and Instruction System, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: November 14, 2002

By: /s/ Dennis R. Hanks
   ---------------------------------
   Dennis R. Hanks
   Principal Financial Officer