Form 10QSB
period 2002-09-30
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2002-11-14
CIK 1094231

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

      SEPTEMBER 30, 2002

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


    3520 NORTH UNIVERSITY AVENUE, SUITE 275, PROVO, UTAH 84604
    _________________________________________________________
             (Address of principal executive offices)


                          (801) 374-3424
                   ___________________________
                   (Issuer's telephone number)

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 13, 2002, the issuer had outstanding 15,136,894 shares of Common Stock, par value $0.00001 per share, and 1,464,285 shares of Preferred Stock, par value $0.00001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The unaudited financial statements of English Language Learning and Instruction System, Inc., a Delaware corporation (the "Company"), as of September 30, 2002, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

              CONSOLIDATED FINANCIAL INFORMATION OF
                  ENGLISH LANGUAGE LEARNING AND
             INSTRUCTION SYSTEM, INC., AND SUBSIDIARY

                SEPTEMBER 30, 2002 (UNAUDITED) AND
                   DECEMBER 31, 2001 (AUDITED)

TABLE OF CONTENTS
                                                                      Page
______________________________________________________________________________


CONSOLIDATED FINANCIAL STATEMENTS:

  Balance Sheets                                                          1

  Statements of Operations                                                2

  Statements of Cash Flows                                                3

  Notes to Financial Statements                                           4

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.,
AND SUBSIDIARY
BALANCE SHEETS
______________________________________________________________________________
                                                  September 30,  December 31,
                                                      2002           2001
                                                  ------------- -------------
                                                   (Unaudited)    (Audited)
ASSETS

Current Assets:
 Cash                                             $    434,261  $          -
 Accounts and notes receivable - net of allowance    1,071,109     1,038,515
 Income taxes receivable                               337,045       337,045
 Employee receivable                                     5,746             -
 Inventories                                            40,324        59,651
 Marketable securities                                       -     2,203,740
 Prepaid expenses                                      181,965       270,445
 Deferred tax assets                                 1,124,927       710,042
                                                  ------------- -------------

   Total current assets                              3,195,377     4,619,438

Fixed Assets:
 Property and equipment                                700,849       522,267
 Accumulated depreciation                             (225,265)     (160,708)
                                                  ------------- -------------

   Net fixed assets                                    475,584       361,559

Notes Receivable - long-term portion                         -       810,413

Other Assets                                           243,994        18,622
                                                  ------------- -------------

   Total assets                                   $  3,914,955  $  5,810,032
                                                  ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Line of credit                                   $          -  $    130,901
 Accounts payable                                      173,914       217,399
 Accrued liabilities                                    68,065       268,472
                                                  ------------- -------------

   Total current liabilities                           241,979       616,772

Deferred Tax Liability                                  17,262        21,094
                                                  ------------- -------------

   Total liabilities                                   259,241       637,866

Stockholders' Equity:
 Series A preferred stock, $0.00001 par value,
  10,000,000 shares authorized, 750,000 issued
  and outstanding                                            8            10
 Series B preferred stock, $0.00001 par value,
  10,000,000 shares authorized, 714,285 shares
  issued and outstanding                                     7             -
 Common stock, $0.00001 par value, 50,000,000
  shares authorized, 14,807,508 shares issued
  and outstanding                                          148           148

 Additional paid-in capital                          6,930,575     6,436,586
 Retained deficit                                   (3,275,024)   (1,264,578)
                                                  ------------- -------------

   Total stockholders' equity                        3,655,714     5,172,166
                                                  ------------- -------------

     Total liabilities and stockholders' equity   $  3,914,955  $  5,810,032
                                                  ============= =============


The accompanying notes are an integral part of these statements.


ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.,
AND SUBSIDIARY
STATEMENTS OF OPERATIONS
______________________________________________________________________________________________
                              Three Months    Three Months    Nine Months     Nine Months
                              Ended September Ended September Ended September Ended September
                              30, 2002        30, 2001        30, 2002        30, 2001
                              --------------- --------------- --------------- ---------------
                                (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)

Software Sales                $      727,661  $      896,428  $    5,031,255  $    6,244,843
Non-Software Sales                    21,195          19,153         119,406         110,110
                              --------------- --------------- --------------- ---------------
  Total sales                        748,856         915,581       5,150,661       6,354,953

Cost of Goods Sold:
 Product                              29,654          11,365          99,299          40,462
 Dealer Commissions                  294,397         294,554       1,819,645       2,224,218
 Sales Commissions                    13,308          56,772          23,745          98,013
                              --------------- --------------- --------------- ---------------

  Total cost of goods sold           337,359         362,691       1,942,689       2,362,693
                              --------------- --------------- --------------- ---------------

Gross Profit                         411,497         552,890       3,207,972       3,992,260

Operating Expenses:
 Selling expenses                    760,519         236,834       1,988,666         672,760
 Marketing expenses                   76,014         212,757         475,091         534,723
 Development expenses                246,175         255,508         901,206         688,895
 Support services                    202,042         171,636         695,867         512,462
 General and administrative          531,813         349,367       1,598,974       1,293,003
                              --------------- --------------- --------------- ---------------

  Total operating expenses         1,816,563       1,226,102       5,659,804       3,701,843
                              --------------- --------------- --------------- ---------------

Operating Income (Loss)           (1,405,066)       (673,212)     (2,451,832)        290,417

Other Income (Expense):
 Nonrecurring consulting expenses          -               -               -      (1,000,728)
 Nonrecurring organizational expenses      -               -               -        (714,006)
 Interest income                      11,235           2,453          34,099           4,030
 Loss on sale of fixed assets         (9,250)         (9,328)         (9,250)        (30,110)
 Interest expense                          -          (4,078)         (2,180)         (8,271)
                              --------------- --------------- --------------- ---------------

  Total other income (expense)         1,985         (10,953)         22,669      (1,749,085)
                              --------------- --------------- --------------- ---------------
Income (Loss) Before
  Income Taxes                    (1,403,081)       (684,165)     (2,429,163)     (1,458,668)

Provision for Income Tax:
 Current                                   -          (5,818)              -          (5,818)
 Deferred                           (675,247)           (585)       (418,717)          3,584
                              --------------- --------------- --------------- ---------------
   Total income tax expense
    (benefit)                       (675,247)         (6,403)       (418,717)         (2,234)
                              --------------- --------------- --------------- ---------------

Net Income (Loss)             $     (727,834) $     (677,762) $   (2,010,446) $   (1,456,434)
                              =============== =============== =============== ===============
Income (Loss) Per
  Share - Basic               $        (0.05) $        (0.05) $        (0.14) $        (0.11)
                              =============== =============== =============== ===============
Income (Loss) Per Share
  - Fully Diluted             $        (0.05) $        (0.05) $        (0.13) $        (0.11)
                              =============== =============== =============== ===============

Weighted Average Shares Outstanding:
 Basic                            14,807,552      14,243,050      14,807,255      13,420,652
 Fully Diluted                    15,986,086      14,866,122      16,001,166      13,728,909





The accompanying notes are an integral part of these statements.

                                   2



ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.,
AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
_____________________________________________________________________________________________
                                                             Nine Months     Nine Months
                                                             Ended September Ended September
                                                             30, 2002        30, 2001
                                                             --------------- ---------------
                                                               (Unaudited)    (Unaudited)

Cash Flows from Operating Activities:
 Net loss                                                    $   (2,010,446) $   (1,456,434)
 Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                                    94,923          58,535
     Deferred taxes                                                (418,717)          3,584
     Nonrecurring consulting and organizational expenses                  -       1,714,734
     Noncash wages                                                   47,813          24,000
     Loss on sale of fixed assets                                     9,250          30,110
     Provision for bad debt                                         538,420               -
     (Increase) decrease in operating assets:
        Accounts receivable                                        (132,281)       (728,071)
        Employee receivable                                          (5,746)         (6,207)
        Inventories                                                  19,327         (30,730)
        Prepaid expenses                                             88,480               -
        Other assets                                                 (1,500)         15,422
     Increase (decrease) in operating liabilities:
        Accounts payable                                            (43,485)         11,223
        Accrued liabilities                                        (200,408)             69
        Pension payable                                                   -         (68,560)
        Income taxes payable                                              -        (343,966)
                                                             --------------- ---------------
          Total adjustments                                          (3,924)        680,143
                                                             --------------- ---------------

     Net cash used by operating activities                       (2,014,370)       (776,291)

Cash Flows from Investing Activities:
 Proceeds from sale of marketable securities                      2,203,740               -
 Proceeds from sale of fixed assets                                   2,250          62,500
 Purchase of marketable securities                                        -      (1,775,000)
 Purchase of equipment                                             (268,261)        (78,158)
 Purchase of franchise                                             (223,872)              -
 Repayment of notes receivable                                      371,681               -
                                                             --------------- ---------------

     Net cash provided (used) by investing activities             2,085,538      (1,790,658)

Cash Flows from Financing Activities:
 Repayment of line of credit                                       (130,901)              -
 Proceeds from note payable                                               -               -
 Proceeds from issuance of common stock                               1,125       1,706,375
 Proceeds from issuance of preferred stock                          500,000       3,000,000
 Stock issuance costs incurred                                       (7,131)       (471,031)
                                                             --------------- ---------------

     Net cash provided (used) by financing activities               363,093       4,235,344
                                                             --------------- ---------------

Net Increase in Cash                                                434,261       1,668,395

Beginning Cash                                                            -          11,366
                                                             --------------- ---------------

Ending Cash                                                  $      434,261  $    1,679,761
                                                             =============== ===============

Supplemental Information:
-------------------------
  The Company paid $2,180 and $8,271 in interest during the nine months ended September 30,
  2002 and 2001, respectively.  The Company paid no income taxes during the nine months ended
  September 30, 2002 and $338,148 during the nine months ended September 30, 2001.

  During the nine months ended September 30, 2002, the Company issued 428,571 shares of series
  B preferred stock in exchange for 250,000 outstanding shares of Series A preferred stock.
  The Company also gave equipment and vehicles with a net book value of $47,813 to employees as additional compensation.

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




The accompanying notes are an integral part of these statements.


                                   3

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

Note 2. Stock Options
        -------------

The Company granted options for the purchase of 131,106 shares of common stock to employees and distributors during the nine months ended September 30, 2002. The options may be exercised at the fair market value of the stock on the date of grant (the exercise price ranges from $1.00 to $2.30) and vest ratably over four years.

Note 3.  Equity Transactions
         -------------------

On May 17, 2002, the Company sold 285,714 shares of Series B preferred stock for $500,000. In addition, the Company exchanged 250,000 outstanding shares of Series A preferred stock for 428,571 shares of Series B preferred stock. The 250,000 shares of Series A preferred stock were then cancelled.

During the six months ended September 30, 2002, 1,125 stock options were exercised at a share price of $1.

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

Note 5. Allowance for Doubtful Accounts
        -------------------------------

During the three months ended September 30, 2002, the Company increased its allowance for doubtful accounts from $100,000 at June 30, 2002 to $603,420 at September 30, 2002. The Company's estimation of the collectibility on certain accounts given the current economic environment warrants this increase.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis of the Company's financial condition as of September 30, 2002 and the Company's and the Company's predecessor's results of operations for the three month and nine month periods ended September 30, 2001 and September 30, 2002 should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. All information contained in this Item 2 reflects only the Company's continuing operations.

Results of Operations

     The Company's current operations consist of operations historically conducted by Computer Assisted Learning and Instruction System, Inc.

Comparison of the Three-Month Periods Ended September 30, 2002 and September 30, 2001

     Revenues. Revenues for the three-month period ended September 30, 2002 were $748,856, compared to $915,581 for the three-month period ended September 30, 2001. Sales are seasonally low in the third quarter and decreased primarily due to lower domestic sales than the prior year. This is a result of the weakened state of educational funding in the domestic educational market.

     Cost of Sales. Cost of sales for the three-month period ended September 30, 2002 were $337,359, compared to $362,691 for the three-month period ended September 30, 2001. Overall domestic sales were lower, keeping cost of dealer fees and commissions lower for the periods.

     Operating Expenses. Operating expenses for the three-month period ended September 30, 2002 were $1,816,563, compared to $1,226,102 for the three-month
period ended September 30, 2001.   Selling and marketing expenses increased
from $449,591 during these three months in 2001 to $836,533 for the same three months in 2002 due to the increase in size of our sales and marketing force both domestically and internationally before reductions in staff, and reserves made in the third quarter of 2002 for doubtful accounts receivable. Development expenses decreased from $255,508 during the first quarter of 2001 to $246,175 due to reductions in staff and limiting outsourced development projects. Training and Support Services increased from $171,636 to $202,042 in the same three months in 2002 due to the increase in the training and support needs of all product lines. General and Administrative expenses increased from $349,367 in the third quarter of 2001 to $531,813 in the third quarter of 2002. This increase was due to the immediate costs of the layoffs such as severance expenses and the cost of the temporary interim management team.

     Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the three-month period ended

September 30, 2002, these costs were $29,773, compared to $19,462 for the three-month period ended September 30, 2001. This increase was due to the larger asset base used to support the increased size of the company.

Comparison of the Nine Month Periods Ended September 30, 2002 and September 30, 2001

     Revenues. Revenues for the nine-month period ended September 30, 2002 were $5,150,661, compared to $6,354,953 for the nine-month period ended September 30, 2001. Sales decreased primarily due to much lower domestic sales than the prior year. This is a result of the weakened state of educational funding in the domestic educational market.

      Cost of Sales. Cost of sales sold for the nine-month period ended September 30, 2002 were $1,942,689, compared to $2,362,693 for the nine-month period ended September 30, 2001. This decrease was due primarily to the decreased volume of domestic sales which kept dealer discounts and commissions lower.

     Operating Expenses. Operating expenses for the nine-month period ended September 30, 2002 were $5,659,804 compared to $3,701,843 for the nine- month period ended September 30, 2001. Selling and marketing expenses increased from $1,207,483 during first three quarters of 2001 to $2,463,757 for the same period this year. This is due to the increase in size of our sales and marketing force both domestically and internationally with the creation of new field offices in China, Mexico, Equador, and Chile. Expenses also increased due to the promotional and marketing initiatives of our schools and franchise business in Brazil, and for reserves made in the third quarter of 2002 for doubtful accounts receivable. Development expenses increased from $688,895 during the first three quarters of 2001 to $901,206 for the same period of 2002 due to the addition of employees and temporary contract workers involved in new release of the Kids 2.0 product and new versions for the international markets. Training and Support Services increased from $512,462 to $695,867 in the same three quarters of 2002 due to the increase in the training and support needs of the new Kids product lines. General and Administrative expenses increased from $1,293,003 in the three quarters of 2001 to $1,598,974 for the same period of 2002, mainly due to the addition of employees and administrative services.
Depreciation and Amortization. Depreciation and amortization costs for the nine- month period ended September 30, 2002 were $94,923 compared to $58,535 for the nine- month period ended September 30, 2001. This increase was due primarily to an increase in the Company's capital expenditures associated with additional employees and geographic expansion.

Liquidity and Capital Resources

     The Company has funded its cash requirements primarily through the current and prior year's private offerings of common and preferred stock as well as cash flows from its operating activities.

     The Company is currently incurring cash expenses in the amount of approximately $286,000 per month, of which fixed costs account for approximately $278,000. The Company anticipates capital expenditures will be approximately $100,000 for the current fiscal year. The Company believes that its current liquidity and capital resources are sufficient to support the Company's ongoing business operations.

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



Dated:  November 14, 2002         ENGLISH LANGUAGE LEARNING AND INSTRUCTION
                                  SYSTEM, INC.

                                     /S/ DAVID M. REES
                                  By:__________________________________
                                     DAVID M. REES
                                     Chief Executive Officer, President and
                                     Director



                                     /S/ DENNIS R. HANKS
                                  By:__________________________________
                                     DENNIS R. HANKS
                                     Vice President of Finance

            PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, David M. Rees, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of English Language Learning and Instruction System, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                 /S/ DAVID M. REES
Date: November 14, 2002          ___________________________________________
                                 David M. Rees, Principal Executive Officer

            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Dennis Hanks, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of English Language Learning and Instruction System, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  /S/ DENNIS R. HANKS
Date: November 14, 2002          ___________________________________________
                                 Dennis Hanks, Principal Financial Officer