Form 10KSB
period 2002-12-31
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2003-03-28
CIK 1094231

Master Lease










                             LANDLORD


        The Towers at South Towne #2 Limited Partnership,
                    a Utah limited partnership










                              TENANT

     English Language Learning and Instruction Systems, Inc.

                        TABLE OF CONTENTS

1.    OPERATIVE FACTS .................................................... 1

   1.1    Date of Lease .................................................. 1
   1.2    Tenant ......................................................... 1
   1.3    Premises ....................................................... 1
   1.4    Term ........................................................... 1
   1.5    Projected Commencement Date .................................... 1
   1.6    Basic Annual Rent............................................... 1
   1.7    Basic Monthly Rent ............................................. 1
   1.8    Landlord's Operating Expenses .................................. 1
   1.9    Tenant's Operating Expenses .................................... 2
   1.10   Security Deposit ............................................... 2
   1.11   Rent Abatement ................................................. 2

2.   PREMISES; CONSTRUCTION .............................................. 2

   2.1    Building ....................................................... 2
   2.2    Legal Description .............................................. 2
   2.3    Building Elevations ............................................ 2
   2.4    Floor Plans .................................................... 2
   2.5    The Premises ................................................... 2
   2.6    Tenant Improvements ............................................ 3
   2.7    Site Plan ...................................................... 3
   2.8    Parking ........................................................ 3
   2.9    Property ....................................................... 3

3.   TERM ................................................................ 3

   3.1    Length of Term ................................................. 3
   3.2    Actual Commencement Date ....................................... 3

4.   MONTHLY RENT ........................................................ 3

   4.1    Basic Monthly Rent.............................................. 3
   4.2    Additional Rent................................................. 4
   4.3    Late Payments .................................................. 4
   4.4    Annual Lease Rate Escalation ................................... 4

5.   TENANT'S RESPONSIBILITY FOR OPERATING EXPENSES ...................... 4

   5.1    Definitions .................................................... 4
   5.2    Statement of Operating Expenses and
           Estimated Operating Expenses................................... 6
   5.3    Payment of Additional Rent...................................... 6
   5.4    Resolution of Disagreement ..................................... 7
   5.5    Limitation ..................................................... 7

6.   SECURITY DEPOSIT .................................................... 8

   6.1    Deposit ........................................................ 8

                               iii
   6.2    Default......................................................... 8

7.   USE ................................................................. 8

   7.1    Use of Premises ................................................ 8
   7.2    Prohibition of Certain Activities or Uses ...................... 8
   7.3    Affirmative Obligations with Respect to Use .................... 9
   7.4    Judgment of Court............................................... 9
   7.5    Suitability ................................................... 10
   7.6    Taxes.......................................................... 10

8.   UTILITIES AND SERVICE .............................................. 10

   8.1    Obligations of Landlord........................................ 10
   8.2    Additional Services ........................................... 11
   8.3    Utilities Consumption ..........................................11
   8.4    Tenant's Obligations ...........................................12
   8.5    Non Business Hour HVAC and
           Overhead Lighting .............................................12
   8.6    Limitations on Landlord's Liability ............................12

9.   MAINTENANCE AND REPAIRS; ALTERATIONS; ACCESS ........................13

   9.1    Maintenance and Repairs by Landlord ............................13
   9.2    Maintenance and Repairs by Tenant...............................13
   9.3    Alterations ....................................................13
   9.4    Landlord's Access to Leased Premises ...........................14

10.   LIENS ..............................................................15

11.   ASSIGNMENT .........................................................15

   11.1   Assignment Prohibited...........................................15
   11.2   Consent To Sublet...............................................16
   11.3   Notice of Assignment............................................16
   11.4   Landlord's Right in Event of Assignment.........................16

12.   INDEMNITY ..........................................................16

   12.1   Indemnification of Landlord ....................................16
   12.2   Release of Landlord ............................................17
   12.3   Notice..........................................................18
   12.4   Litigation .....................................................18

13.   INSURANCE...........................................................18

   13.1   Casualty Insurance..............................................18
   13.2   Tenant's Property and Fixtures..................................18
   13.3   Landlord's Insurance............................................18
   13.4   Tenant's Liability Insurance ...................................19


14.   DAMAGE OR DESTRUCTION...............................................19

   14.1   Landlord's Obligations..........................................19
   14.2   Tenant's Obligation ............................................19
   14.3   Additional Landlord's Obligations ..............................20

15.   CONDEMNATION........................................................20

   15.1   Total Condemnation .............................................20
   15.2   Partial Condemnation ...........................................20
   15.3   Landlord's Option to Terminate .................................20
   15.4   Award ..........................................................20
   15.5   Definition......................................................21

16.   LANDLORD'S RIGHT TO CURE ...........................................21

17.   SUBORDINATION; ATTORNMENT...........................................21

   17.1   Subordination ..................................................21
   17.2   Attornment......................................................22

18.   DEFAULT; REMEDIES; ABANDONMENT; PAST SUMS DUE;
       PENALTY............................................................22

   18.1   Default by Tenant...............................................22
   18.2   Remedies........................................................23
   18.3   Past Due Sums; Penalty .........................................23

19.   PROVISIONS APPLICABLE AT TERMINATION OF LEASE.......................24

   19.1   Surrender of Premises...........................................24
   19.2   Repair of Damage................................................24
   19.3   Holding Over ...................................................24

20.   ESTOPPEL CERTIFICATE................................................24

   20.1   Landlord's Right to Estoppel Certificate........................24

21.   COMMON AREAS........................................................25

   21.1   Definition of Common Areas......................................25
   21.2   License to Use Common Areas.....................................25
   21.3   Deliveries .....................................................26
   21.4   Parking......................................................3, 26

22.   SIGNS, AWNINGS AND CANOPIES.........................................26

23.   HAZARDOUS AND TOXIC SUBSTANCES......................................27

24.   LANDLORD'S RESERVED RIGHTS..........................................27

25.   RULES AND REGULATIONS ..............................................28

26.   MISCELLANEOUS PROVISIONS............................................28

   26.1   No Partnership .................................................28
   26.2   Force Majeure ..................................................28
   26.3   Modification for Lender ........................................28
   26.4   No Light, Air or View Easement..................................28
   26.5   Notices ........................................................28
   26.6   Captions; Attachments ..........................................29
   26.7   Recording ......................................................29
   26.8   Partial Invalidity .............................................29
   26.9   Broker's Commission ............................................29
   26.10  Tenant Defined; Use of Pronouns.................................29
   26.11  Provisions Binding..............................................30
   26.12  Entire Agreement................................................30
   26.13  Recourse by Tenant..............................................30
   26.14  Choice of Law...................................................30
   26.15  Time of Essence.................................................31
   26.16  No Waiver ......................................................31
   26.17  Rights and Remedies.............................................31
   26.18  Authorization...................................................31
   26.19  Joint and Several Liability.....................................31
   26.20  No Construction Against Drafting Party..........................31
   26.21  Waiver of Jury Trial............................................32
   26.22  No Merger.......................................................32
   26.23  Tax Credits.....................................................32
   26.24  LANDLORD'S Fees.................................................32
   26.25  Attorney Fees...................................................32
   26.26  Successors .....................................................32
   26.27  Financial Statements ...........................................33

Signatures ...............................................................33

EXHIBITS:

   "A"   Legal Description

   "B"   Exterior Elevations

   "C"   Building Floor Plans

   "D"   Tenant Premises

   "E"   Tenant Improvements

   "F"   Site Plan

   "G"   Rules and  Regulations

                         LEASE AGREEMENT

   THIS LEASE AGREEMENT (LEASE) is entered into this        day of October
2002, by and between THE TOWERS AT SOUTH TOWNE #2 LIMITED PARTNERSHIP, a Utah limited partnership, hereinafter referred to as LANDLORD, and the person or entity described below, hereinafter referred to as TENANT.

                       W I T N E S S E T H:

   WHEREAS, this Lease relates to a six story office building being located at 406 W. South Jordan Parkway, South Jordan City, Salt Lake County, Utah, and;

   WHEREAS, LANDLORD and TENANT are desirous of entering into this Lease.

   NOW, THEREFORE, for and in consideration of the mutual promises and provisions herein contained and for other good and valuable consideration the receipt and sufficiency whereof are hereby acknowledged, the parties mutually certify and agree to the following terms and conditions:

   1. OPERATIVE FACTS. This Lease is made with respect to the following salient facts and definitions:

      1.1 Date of Lease: The latest date of execution hereof by both parties.

      1.2  TENANT:  English Language Learning and Instruction System, Inc.

      1.3 Premises: The Premises shall consist of approximately 6,231 square feet of net rentable area and 5,296 square feet of net usable area on the sixth floor in the building located at 406 West South Jordan Parkway, South Jordan, Utah 84095. The Premises shall further be identified as Suite #610.

      1.4  Term:  Sixty Four (64) months.

      1.5  Projected Commencement Date:  February 1, 2003.

      1.6 Basic Annual Rent: One Hundred Nine Thousand Forty Two Dollars and 50/100 ($109,042.50) at $17.50 per square foot.

      1.7 Basic Monthly Rent: Nine Thousand Eighty Six Dollars and 88/10 ($9,086.88) per calender month. Except as Referenced in Subsection 1.11 below for the first four months of the Lease Term.

      1.8 LANDLORD'S Operating Expenses. LANDLORD'S share of Operating Expenses shall be determined as the actual operating expenses per square foot for the property for the calendar year 2003 (base year) divided by the total net rentable square feet in the building of 67,233.

      1.9   TENANT'S Operating Expenses.   TENANT'S share of Operating
Expenses shall be computed pursuant to Section 5.

      1.10 Security Deposit. One month's rent of Nine Thousand Eighty Six Dollars and 88/100 ($9,086.88).

      1.11 Rent Abatement. LANDLORD and TENANT have agreed that TENANT shall occupy the Premises as referenced herein for the first four months of the Lease Term from the Commencement date, at no cost to TENANT.

   2. PREMISES; CONSTRUCTION. LANDLORD hereby leases to TENANT and TENANT hereby leases from LANDLORD the property described in this Section:

      2.1 Building. The Premises shall be situated within a six story office building (the Building) constructed on the Property (as hereinafter defined). The average floor plate is approximately 11,000 square feet. The Building is serviced by two high speed traction elevators. The exterior of the Building is of steel frame construction with an exterior reflective glass curtain wall which includes thermal efficient double-panned glass windows with brick veneer trim on the top and bottom floors along with decorative structural brick veneer columns on the ground floor. The Building includes common areas, elevators, stairways, rest rooms and parking facilities as described hereafter.

      2.2 Legal Description. The real property upon which the Building is constructed is legally described in Exhibit "A" which is attached hereto and by this reference incorporated herein (the Property).

      2.3 Building Elevations. The exterior elevations of the Building are described in Exhibit "B" which is attached hereto and by this reference incorporated herein.

      2.4 Floor Plans. The floor plans of the Building are attached hereto as Exhibit "C"and by this reference are incorporated herein.

      2.5 The Premises. The location and boundaries of the Premises are shown on the cross hatched portion of Exhibit "D" which is attached hereto and by this reference incorporated herein. Net rentable area is defined as net usable area plus TENANT'S share of common areas equal to a fifteen percent (15%) load factor. Net usable area is defined as the space utilized exclusively by TENANT. Net rentable area is calculated by dividing net usable area by 0.85.

      2.6 TENANT Improvements. LANDLORD shall construct improvements to the Premises at the LANDLORD'S cost as outlined in the space plan in the Exhibit "E" hereto and further detailed in the working drawings to be approved by TENANT, LANDLORD, and South Jordan City. Quality of floor coverings, finishes on the walls, etc. to be governed by TENANT Matrix allowances described in Exhibit "E" hereto. All construction within the Premises shall comply with the current building codes and any other requirements imposed by South Jordan City.

      2.7 Site Plan. The site plan depicting where the Building is located on the Property is attached hereto as Exhibit "F" and by this reference incorporated herein.

      2.8 Parking. The Building has approximately 220 uncovered parking spaces. Approximately five percent (5%) of these spaces will be reserved for visitor parking with thirty (30) minute time limits, a minimum of two (2) spaces shall be reserved for handicap parking and up to fifty (50) spaces shall be available as reserve parking at a reasonable monthly fee. The remaining parking spaces shall be available to all tenants on a "first-come-first-serve" basis and shall be at no cost to TENANT or other tenants.

      2.9 Property. This term as used in this Lease shall refer to all land area described in the legal description and improvements thereon upon which the building is constructed.

   3.  TERM.

      3.1 Length of Term. The initial term of this Lease shall be for Sixty Four (64) months, plus the partial calendar month, if any, occurring after the Actual Commencement Date (as hereinafter defined) if the Actual Commencement Date occurs other than on the first day of a calendar month. Lease Year shall include twelve (12) calendar months, except that first Lease Year will also include any partial calendar month beginning after the Actual Commencement Date.

      3.2 Actual Commencement Date. February 1, 2003 Delays in Construction of Premises by TENANT, unless directly caused by LANDLORD, shall not affect commencement date. Notwithstanding the above, TENANT shall have the right to coordinate with LANDLORD'S Contractor, prior to the completion of LANDLORD'S improvements, for pre-wiring activities, furniture placement, etc. In the event Tenant Improvements are not complete by February 15, 2003 and delays are not as a result of the TENANT or TENANT'S Subcontractors, then the LANDLORD shall reimburse TENANT for TENANT'S per diem rent in their Provo office for each day of delay after February 15, 2003.

   4.  MONTHLY RENT.

      4.1 Basic Monthly Rent. TENANT agrees to pay LANDLORD, at 10421 South Jordan Gateway, Suite 600, South Jordan, UT 84095 or at such other address designated by LANDLORD, the Basic Monthly Rent, without prior demand therefore, without offset or deduction and in advance before the first day of each calendar month during the Term, commencing on the Actual Commencement Date. TENANT shall, subject to any other adjustments contained in this lease, pay the monthly lease payments until the expiration of the Lease term. In the event the Actual Commencement Date occurs on a day other than the first day of a calendar month, then the Basic Monthly Rent to be paid on the first day rent is due shall include both the Basic Monthly Rent for the first full calendar month occurring after the first day rent is due, plus the Basic Monthly Rent for the initial fractional calendar month prorated on a per-diem basis (based upon a thirty (30) day month).

      4.2 Additional Rent. All charges required to be paid by TENANT hereunder, including, without limitation, payments for Operating Expenses, and any other amounts payable hereunder, shall be considered additional rent for the purposes of this lease (Additional Rent), and TENANT shall pay additional Rent within ten (10) days of written demand by LANDLORD with reasonable documentation or otherwise as provided in this lease.

      4.3 Late Payments. TENANT agrees to pay a late charge equal to five percent (5%) of the monthly lease payment for any lease payment not received by LANDLORD as of 5:00 p.m. on the fifth day of each calendar month. The late charge will be in addition to any other rights or remedies of LANDLORD for non-payment of required payments by TENANT as provided for herein.

      4.4 Annual Lease Rate Escalation. TENANT'S Basic Monthly Rent shall be increased on the first year anniversary of the first day of the first full calendar month of the lease Term and on each anniversary thereafter, by the amount of $.50 (fifty cents) per rentable square foot. In no event shall TENANT'S Basic Monthly Rent ever be decreased as a result of this Subsection 4.4.

   5.  TENANT'S RESPONSIBILITY FOR OPERATING EXPENSES.

      5.1 Definitions. The following words and phrases shall have the meanings set forth below:

         5.1.1 Operating Year means each calendar year ending during the Term and the calendar year ending immediately following the last day of the Term.

         5.1.2 Operating Expenses means all reasonable, normal and customary costs and expenses actually incurred by LANDLORD in connection with the ownership, operation, management and maintenance of the Building and the Property and the related improvements located thereon (the Improvements), including, but not limited to, all reasonable, normal and customary expenses incurred by LANDLORD as a result of LANDLORD'S compliance with any and all of its obligations under this Lease (or under similar leases with other TENANTS) other than the performance by LANDLORD of its construction obligations under
Section 2 hereof or similar provisions of leases for other TENANT spaces. In explanation of the foregoing, and not in limitation thereof Operating Expenses shall include (except as set forth in Subsection 7.6 hereof) all fees, costs and expenses incurred by LANDLORD relating to the following: all real and personal property taxes and assessments whether general or special and any tax or assessment levied or charged in lieu thereof, whether assessed against LANDLORD and/or TENANT and whether collected from LANDLORD and/or TENANT, snow and trash removal, utilities, supplies, public liability and fire insurance with extended coverage, licenses, permits and inspection, legal fees incurred with respect to enforcing rules and regulations of the building, accounting fees relating to operations of the Building, services of independent contractors (exclusive of leasing and sales commission and marketing costs), reasonable fees and expenses incurred in property management, including, without limitation, compensation, employment taxes and fringe benefits of all persons who perform regular and recurring duties connected with day-to-day operation, maintenance and repair of the Building, its equipment and the adjacent parking area, driveways, walks and landscaped areas, including without limitation janitorial, scavenger, gardening, security, parking (whether underground, on the surface or in an elevated ramp), elevator, painting, plumbing, electrical, carpentry, heating, ventilation, air-conditioning, window washing, signing, but excluding persons performing services not uniformly available to or performed for substantially all TENANTS of the Building; rental or a reasonable allowance for depreciation of personal property used in the maintenance, operation and repair of the Building. All Operating Expenses shall be computed on an annual basis. Operating Expenses shall not include depreciation on the Building and the improvements or amounts paid toward principal or interest on loans to LANDLORD.

         5.1.3 Notwithstanding the foregoing, not included in Operating Expenses are: mortgage payments, free rent, commissions, marketing costs, accounting expenses relating to LANDLORD'S taxes, advertising costs, legal expenses involving LANDLORD'S purchase, sale or mortgage of the building or enforcing other leases in default, capital improvements to the building, costs including permit license and inspection costs with respect to the installation or TENANT improvements, costs incurred by LANDLORD for repair or damage to the property to the extent that LANDLORD is reimbursed by insurance proceeds, costs incurred by LANDLORD due to LANDLORD'S negligence, violation of TENANT leases or violation of any statute, law or regulation, costs arising from latent defects in the base, shell or core of the building or improvements installed by LANDLORD or repair thereof, tax penalties incurred as a result of LANDLORD'S failure to file or pay taxes.

         5.1.4 At no time shall operating expenses exceed 100% of the actual operating expenses incurred by LANDLORD in connection with the operation of the building.

         5.1.5 Estimated Operating Expenses means the projected amount of Operating Expenses for any given Operating Year as estimated by LANDLORD, in its sole discretion.

         5.1.6 During the term of this lease, TENANT'S share of Operating Expenses for a calendar year shall be equal to "TENANT'S Pro Rata Share" of Excess Operating Expenses for that particular calendar year, with "Excess Operating Expenses" being defined as the total Operating Expenses for that year minus the actual Operating Expenses for calendar year 2003. If the computation of Excess Operating Expenses produces a negative number, Excess Operating Expenses will be deemed to be zero. As used in this Lease, "TENANT'S Pro Rata Share" is equal to the total net rentable square footage in the Premises, divided by the total net rentable square footage in the Building. As of the date of this Lease, there are a total of 67,233 net rentable square feet in the Building, and TENANT'S Pro Rata Share is 9.3%.

         5.1.7 TENANT'S Share of Operating Expenses for any fractional calendar year shall be calculated by determining TENANT'S Share of Operating Expenses for the relevant calendar year and then prorating such amount over the fractional period of such calendar year.

         5.1.8 TENANT'S Share of Estimated Operating Expenses for a calendar year means "TENANT'S Pro Rata Share" of Estimated Excess Operating Expenses for that particular calendar year, with "Estimated Excess Operating Expenses" being defined as the total Estimated Operating Expenses for that year minus the actual Operating Expenses for calendar year 2003. If the computation of Estimated Excess Operating Expenses produces a negative number, Estimated Excess Operating Expenses will be deemed to be zero.

         5.1.9 TENANT'S Share of Estimated Operating Expenses for any fractional calendar year shall be calculated by determining TENANT'S Share of Estimated Operating Expenses for the relevant calendar year and then prorating amount over the fractional period of such calendar year.

      5.2  Statement of Operating Expenses and Estimated Operating Expenses.

         5.2.1 After the expiration of any Operating Year, LANDLORD shall furnish TENANT with a written statement showing in reasonable detail the computation of TENANT'S Share of Operating Expenses if any, for such year and the amount by which such amount exceeds or is less than the amounts paid by TENANT during such year pursuant to Subsection 5.1.2.

         5.2.2 LANDLORD, in its sole discretion, may also furnish TENANT from time to time, written statements showing in reasonable detail the computation of TENANT'S Share of Estimated Operating Expenses.

      5.3 Payment of Additional Rent. TENANT shall pay as Additional Rent the following amounts at the times indicated:

         5.3.1 Within thirty (30) days after delivery of the written statement referred to in Subsection 5.2.1 hereof, TENANT shall pay to LANDLORD, without offset or deduction, the amount by which TENANT's Share of Operating Expenses, as specified in such written statement, exceeds the amount of Estimated Operating Expenses actually paid by TENANT for the year at issue. Payments by TENANT shall be made pursuant to this Subsection 5.3.1 notwithstanding that a statement pursuant to Subsection 5.2.1 is furnished to TENANT after the expiration of the Term.

         5.3.2  With each payment of Basic Monthly Rent made pursuant to
Section 4 hereof, TENANT shall pay to LANDLORD, without offset or deduction, one-twelfth (1/12th) of TENANT'S Share of Estimated Operating Expenses as specified in the last written statement delivered to TENANT pursuant to Subsection 5.2.2.

         5.3.3  If the written statement delivered pursuant to Subsection
5.2.1 indicates that the amount actually paid by TENANT pursuant to Subsection
5.3.2 for any year exceeds TENANT's Share of Operating Expenses for the same year, LANDLORD, at its election, may either (i) pay the amount of such excess to TENANT or (ii) apply such excess against any amount payable by TENANT.

         5.3.4 No failure by LANDLORD to require the payment of Additional Rent by TENANT for any period shall constitute a waiver of LANDLORD'S right to collect such Additional Rent for such period or for any subsequent period.

      5.4 Resolution of Disagreement. Every statement given by LANDLORD pursuant to Subsection 5.2 shall contain an itemization of all expenses and LANDLORD shall make available all bills, expenses and checks in support of such statement. If TENANT reviews the backup material and disputes the correctness thereof, the parties shall submit the dispute to a Certified Public Accountant to be paid by TENANT if the LANDLORD'S statement does not overstate expenses by 2.5% over the correct amount of expense. If the LANDLORD'S statement of expenses is 2.5% over the correct amount, then LANDLORD shall pay the cost of the Certified Public Accountant. Pending the determination of such dispute, within thirty (30) days after receipt of such statement, TENANT shall pay additional rent in accordance with LANDLORD'S statement and such statement shall be without prejudice to TENANT'S position. If the dispute shall be determined in TENANT'S favor, LANDLORD shall forthwith apply the amount of TENANT'S overpayment in accordance with Subsection 5.3.3(i).

      5.5 Limitation. Nothing contained in this Section 5 shall be construed so as to reduce the installments of Basic Monthly Rent payable hereunder below the amount set forth in Section 1.

   6.  SECURITY DEPOSIT.

      6.1 Deposit. Upon execution of this Lease, TENANT will deposit with LANDLORD the Security Deposit as security for the faithful performance by TENANT of all the terms, covenants and conditions required to be performed by TENANT hereunder. The Security Deposit shall be returned to TENANT within thirty (30) days after the expiration of this Lease and surrender of possession of the Premises to LANDLORD, if at such time TENANT has performed fully and faithfully all of the terms, covenants and conditions of this Lease, LANDLORD shall transfer or credit the Security Deposit to LANDLORD'S successor in interest, and, provided LANDLORD'S successor in interest assumes all of the obligations of LANDLORD under this Lease in writing, LANDLORD shall thereupon be released from any liability for the return of the Security Deposit or the accounting therefore.

      6.2  Default.   If TENANT is in default, as set forth in Section 18.1
hereof, LANDLORD may use, apply or retain all or any part of the Security Deposit for the payment of any monetary obligation due hereunder or to compensate LANDLORD for any other expense or cost which LANDLORD may suffer, by reason of TENANT'S default under the terms hereof, including any damages or deficiency in the reletting of the Premises. If any portion of the Security Deposit is so used or applied, regardless of whether such use or applications before or after TENANT has ceased to occupy the Premises, TENANT shall, within five (5) days after written demand thereof, deposit with LANDLORD cash in an amount sufficient to restore the Security Deposit to its original amount.

   7.  USE.

      7.1 Use of Premises. TENANT shall not use or permit the Premises or any part thereof to be used for any purpose other than for general office purposes.

      7.2  Prohibition of Certain Activities or Uses.

         7.2.1 TENANT shall not do or permit anything to be done in the Building or on the Property which may:

         7.2.1.1 Increase the existing rate or violate the provisions of any insurance carried with respect to the Building or any contents of such Building.

         7.2.1.2 Create any public or private nuisance, commit waste, or disturb the quiet enjoyment of any other occupant of the Building.

         7.2.1.3 Violate any present or future law, ordinance, regulation or requirement of any governmental authority or any restriction or covenant existing with respect to the Premises or Building or Property whereon it is located.

         7.2.1.4 Overload the floors or otherwise damage the structure of the Building.

         7.2.1.5  Constitute an improper, immoral or objectionable purpose.

         7.2.1.6 Increase the cost of electricity, natural gas or other utility service beyond that level permitted below by Section 8.

         7.2.1.7 Subject LANDLORD or any other TENANT to any liability to any third party.

         7.2.2 TENANT shall not bring into or permit the placing within the Premises of any machine, personal property or fixture heavier than customarily used in connection with general office purposes.

         7.2.3 TENANT shall not place any holes in any part of the Premises or place any exterior signs or interior drapes, or similar items visible from outside the Premises or the Building without prior written consent of LANDLORD. TENANT shall have the right to install furniture, fixtures, and equipment, hang pictures, and decorate the interior of the Premises without having to obtain LANDLORD'S written consent. LANDLORD shall at LANDLORD'S expense repair and/or replace damaged blinds currently in the Premises for use by TENANT.

      7.3 Affirmative Obligations with Respect to Use. TENANT shall, at its sole cost and expense:

         7.3.1 Comply with all present and future governmental laws, ordinances, regulations and requirements.

         7.3.2 Comply with the requirements of any board of fire underwriters or other similar body relating to the Premises, excluding structural changes not caused by the Improvements or the nature of TENANT's occupancy of the Premises.

         7.3.3 Keep the Premises in a clean and orderly condition, free of objectionable noises, odors or nuisances.

      7.4 Judgment of Court. The judgment of any court of competent jurisdiction or the admission of TENANT in any action against TENANT, whether or not LANDLORD is a party thereto, that TENANT has violated any governmental law, ordinance, regulation or requirement shall be conclusive of that fact as between LANDLORD and TENANT. The foregoing sentence shall under no circumstances, be construed so as to create or confer upon TENANT or any other person or entity any rights whatsoever with respect to LANDLORD.

      7.5 Suitability. TENANT acknowledges that, except as expressly set forth in this Lease, neither LANDLORD nor any other person has made any representation or warranty with respect to the Premises or any other portion of the Building or Improvements, nor has LANDLORD agreed to undertake any modification, alteration or improvement thereof. Specifically, but not in limitation of the foregoing, no representation has been made or relied upon concerning the suitability of the Premises or any other portion of the Building or Improvements for the conduct of TENANT'S business. The Premises, Building and Improvements (and each and every part thereof) shall be deemed to be in satisfactory condition unless, on or before the Actual Commencement Date, TENANT shall give LANDLORD written notice specifying, in reasonable detail, the respects in which the Premises, Building or Improvements are not in satisfactory condition.

      7.6 Taxes. Notwithstanding Subsection 5.1.2 or any other Lease provision, TENANT shall have sole responsibility for and shall pay all taxes, assessments, charges and fees which during the Term may be imposed, assessed or levied by any governmental or public authority against or upon TENANT, TENANT'S use of the Premises or any personal property or fixture kept or installed therein by TENANT.

   8.  UTILITIES AND SERVICE.

      8.1 Obligations of LANDLORD. During the Term of this lease, subject to the limitation in Subsection 8.6, and so long as TENANT is not in default under this lease, LANDLORD agrees to cause to be furnished to the Premises during customary business hours and during generally recognized business days, in such manner as is customary in similar buildings in the same geographical areas, as determined by LANDLORD, the following utilities and services (the cost of which shall be included within Operating Expenses):

         8.1.1  Electricity, water, gas and sewer service.

         8.1.2 Telephone connection to the core space on the floor on which the Premises are located, but not including wiring from the core or telephone stations and equipment (it being expressly understood and agreed that TENANT shall be responsible for the ordering and installation of telephone lines and equipment which pertain to the Premises).

         8.1.3  Snow and trash removal service.

         8.1.4  Landscaping and grounds-keeping service.

         8.1.5  Elevator service.

         8.1.6 Janitorial service five (5) days per week, holidays excluded; provided, that if TENANT's floor covering or other improvements are other than standard for the Building, TENANT shall pay the additional cleaning costs, if any, attributable thereto as Additional Rent upon presentation of a written statement relating thereto by LANDLORD.

         8.1.7 LANDLORD has entered into an agreement with Utah Power and Light for the installation of additional energy conservation measures. Under the contract, Utah Power loaned money to LANDLORD for the installation of energy conservation measures. LANDLORD has contracted to repay the loan to Utah power and Light through an energy service charge added to the monthly power bill with those payments to continue for fifteen years. As far as TENANT is concerned, even though there will be a monthly service charge added to the electrical bill for the building and even though this electrical service charge will be added to the operational expenses of the building as hereinbefore described, the total cost of electricity to the building plus the energy service charge will be the same as or lower than the electrical charges to the TENANT in the absence of these energy conservation measures.

      8.2 Additional Services. LANDLORD shall have no obligation to provide utilities, elevator, heating, air conditioning and/or cleaning services to TENANT beyond the standard services set forth in Subsection 8.1, above, or at times other than during the Business Hours, as defined in the Rules and Regulations, but if LANDLORD elects to provide such additional services at TENANT's request, TENANT shall pay LANDLORD's reasonable charge for such special services as Additional rent. The elevator shall be available on a seven day week, 24 hour a day basis with no additional charge to TENANT. Electricity shall be available for all wall and floor sockets seven days a week, 24 hours a day, at no additional cost to TENANT.

      8.3 Utilities Consumption. TENANT shall not, without the prior written consent of LANDLORD, use any apparatus or device in the Premises, including, with out limitation, electronic data processing machines and punch card machines, which will in any way increase the amount of gas, electricity or water usually furnished or supplied for use of the Premises as general office space; nor connect with electric current, except through existing electrical outlets in the Premises, or water pipes or gas outlets, any apparatus or device for the purposes of using gas, electrical current or water. If TENANT shall require water or electric current or any other service in excess of that usually furnished or supplied for use on the Premises as general office space, TENANT shall first obtain the prior written consent of LANDLORD, which LANDLORD will not unreasonably withhold, for the use thereof, and LANDLORD may cause a special meter to be installed in the Premises so as to measure the amount of water, electric current or other service consumed. The cost of any such meters and of installation, maintenance, and repair thereof shall be paid for by TENANT, and TENANT agrees to pay LANDLORD promptly upon demand by LANDLORD for all such water, electric current or other service consumed, as shown by said meters, at rates charged by the local public utility furnishing the same, plus any additional expense actually incurred in keeping account of the water, electric current or other service so consumed. In each such case, the costs for administering such methods shall be borne by TENANT. Notwithstanding the foregoing, LANDLORD authorizes TENANT to install computers, and telephone equipment which TENANT uses in its business, as well as replacements and successors to the same, so long as such computers and equipment will not damage the Building.

      8.4 TENANT'S Obligations. TENANT shall arrange and pay for, prior to delinquency, the entire cost and expense of all wiring from the core of the floor on which the Premises are located, telephone stations, equipment and use charges and all other materials and services not expressly required to be provided and paid for by LANDLORD pursuant to these provisions.

      8.5 Non Business Hour HVAC and Overhead Lighting. LANDLORD shall provide TENANT, at TENANT's request, with heat and air conditioning outside the Business hours, as defined in the Rules and Regulations, at the rate of Twenty Dollars ($20.00) per hour. LANDLORD shall determine the amount of such usage during Non Business Hours by the installation of a separate time meter or other measuring device. LANDLORD shall deliver to TENANT a statement (HVAC Statement), on a monthly basis, of TENANT's Non Business Hours use of heat and air conditioning for the previous month. TENANT shall pay the amount owing to LANDLORD as set forth in the HVAC Statement, as Additional Rent, within five
(5) days after TENANT's receipt of the HVAC Statement. If the HVAC System of the Building is modified or LANDLORD's operating costs change and as a result of such modification or change LANDLORD offers a rate for Non Business Hours heat and air conditioning lower or higher than Twenty Dollars ($20.00) per hour to the Building in general, LANDLORD shall accept, and TENANT shall pay, such lower or higher amount. Notwithstanding the foregoing, LANDLORD shall have no obligation to provide TENANT with heat and air conditioning and space lighting during Non Business Hours if an Event of Default exists under this Lease. With respect to overhead lighting, LANDLORD reserves the right to charge TENANT a reasonable amount for the expense associated with overhead lighting required by TENANT during non-business hours.

      8.6 Limitation on LANDLORD'S Liability. LANDLORD shall not be liable for and TENANT shall not be entitled to terminate this Lease, to effectuate any abatement or reduction of rent or to collect any damages by reason of LANDLORD'S failure to provide or furnish any of the utilities or services set forth in Section 8 hereof if such failure was occasioned by any strike or labor controversy, any act or default of TENANT, the inability of LANDLORD to obtain services from the company supplying the same or any cause beyond the reasonable control of LANDLORD; provided, however, that if such delay or service interruption continues for a period in excess of thirty (30) consecutive days or such delay or interruption renders the Premises or any portion thereof untenantable for TENANT's normal business operations, the rent shall thereafter be abated in proportion to the unusable portion of the Premises for the period of such non-useability. In no event shall LANDLORD be liable for loss or injury to persons or property, however arising, occurring in connection with or attributable to any failure to furnish such utilities or services even if within the control of LANDLORD.

   9.  MAINTENANCE AND REPAIRS; ALTERATIONS; ACCESS.

      9.1 Maintenance and Repairs by LANDLORD. LANDLORD as part of operating expense shall maintain in good order, condition and repair the Building and the Improvements, excluding the Premises and those other portions of the Building leased, rented or otherwise occupied by persons not affiliated with LANDLORD. LANDLORD shall supply and pay for normal janitorial and cleaning services five (5) days per week, exclusive of holidays, to keep the Building and Improvements in a clean, sanitary and orderly condition, the cost and expense of which shall be included in Operating Expenses.

      9.2 Maintenance and Repairs by TENANT. Subject to LANDLORD'S obligation to provide janitorial service, TENANT shall maintain the Premises in good order, condition and repair, reasonable wear and tear excepted, including without limitation, the following: electric light bulbs (but not including fluorescent lights used in fixtures originally installed in the Premises); the interior surfaces of the ceilings, walls and interior windows; and all equipment and fixtures installed by TENANT. In the event that TENANT fails to maintain the Premises in good order, condition and repair, LANDLORD shall give TENANT notice to do such acts as are reasonably required to so maintain the Premises. In the event that TENANT fails to promptly commence such work and diligently prosecute it to completion, LANDLORD shall have the right to do such acts and expend such funds at the expense of TENANT as are reasonably required to perform such work. Any amount so expended by LANDLORD shall be paid by TENANT promptly within thirty (30) days of notice by LANDLORD with interest thereon on any amounts that remain unpaid after the expiration of the thirty (30) day period at eighteen percent (18%) per annum (the Interest Rate). LANDLORD shall have no liability to TENANT for any damage, inconvenience or interference with the use of the Premises by TENANT as a result of performing any such work other than due to LANDLORD'S negligence or willful misconduct.

      9.3 Alterations. TENANT shall not make or cause to be made any alterations, additions or improvements to the Premises without first obtaining LANDLORD'S written approval with respect to the work and the contractor which will perform the same, which approval LANDLORD shall not unreasonably withhold or delay. LANDLORD may condition giving written consent to TENANT for alterations or repairs to the Premises, or may require appropriate bond or
satisfactory lien waivers.   TENANT shall present to LANDLORD written plans
and specifications for such work and the proposed contract with the contractor at the time such approval is sought. In the event LANDLORD consents to the making of any alterations, additions or improvements to the Premises by TENANT, the same shall be made by TENANT at TENANT's sole cost and expense. All such alterations, additions and improvements shall be performed (a) in a first-class and workmanlike manner and diligently prosecuted to completion so that, except as absolutely necessary during the course of such work, the Premises shall at all times be a complete operating unit; (b) strictly in accordance with all laws and ordinances relating thereto; and (c) in a manner that will not obstruct access to any portion of the Building. If LANDLORD authorizes persons requested by TENANT to perform such work, prior to the commencement of any such work, TENANT shall on request deliver to LANDLORD copies of all building permits and approvals required by law and certificates issued by applicable insurance companies evidencing that workmen's compensation, personal injury liability and property damage insurance are in force and effect and are maintained by all contractors and subcontractors engaged by TENANT to perform such work; provided, that such insurance shall be in amounts, with companies and on forms which are satisfactory to LANDLORD, in its sole discretion. Each certificate representing such insurance shall provide that such insurance may not be canceled without fifteen (15) days prior written notice to LANDLORD. Upon completion of the work, a supplemental certificate of occupancy will be delivered to LANDLORD evidencing that all required governmental approvals with respect to the work have been granted. Any alterations, additions or improvements to the Premises, including, but not limited to, wall covering, paneling and built-in cabinet work, but excepting movable furniture and equipment, shall become a part of the Premises at the expiration or prior termination of this Lease and shall be surrendered with the Premises unless LANDLORD otherwise elects.

      9.4 LANDLORD'S Access to Leased Premises. LANDLORD shall have the right to place, maintain and repair all utility equipment of any kind in, over, upon and under the Premises as may be reasonably necessary for the servicing of the Premises and any other portion of the Building. LANDLORD also shall have the right to enter the Premises at all reasonable times in order to inspect the same, to supply janitorial service and any other service to be provided by LANDLORD to TENANT hereunder, to exhibit the Premises to prospective purchasers and mortgagees, and, during the last six months of the term, to prospective tenants and lessees, and to make such repairs, additions, alterations or improvements as LANDLORD may deem desirable. LANDLORD shall be allowed to take all material upon the Premises that may be required therefor without the same constituting an actual or constructive eviction of TENANT in whole or in part and the rents and other monetary obligations reserved herein shall in no way abate, while such work is in progress by reason of loss or interruption of TENANT's business or otherwise; provided, however, that if such actions continue for a period in excess of thirty (30) consecutive days or such actions render the entire Premises untenantable for TENANT'S normal business operations, the rent shall thereafter be abated in proportion to the unusable portion of the Premises for the period of such non-useability.
TENANT hereby expressly waives any claim for damages for any injury or inconvenience to or interference with TENANT's business, any loss of occupancy or quiet enjoyment of the Premises, and any other loss occasioned thereby except as otherwise provided in this Lease or except to the extent caused by the negligence or wilful misconduct of LANDLORD or LANDLORD'S employees, agents, or contractors. LANDLORD shall at all times have and retain a key with which to unlock all the doors in, upon and about the Premises, excluding TENANT's vaults and safes. LANDLORD shall have the right to use any and all means which LANDLORD may deem proper to open such doors in an emergency in order to obtain entry to the Premises. Any entry to the Premises obtained by LANDLORD and permitted by this Lease, shall not under any circumstances be construed or deemed to be a forcible or unlawful entry into or detainer of the Premises or an eviction of TENANT from any portion of the Premises. LANDLORD shall be permitted to show the premises to prospective lessees during the last six (6) months of the Lease. Any such showings shall be during reasonable hours, with reasonable notice to TENANT and shall not materially interfere with TENANT'S business.

   10. LIENS. TENANT shall keep the Building and the Property free from any liens arising out of work performed on or materials furnished to the Premises or obligations incurred by TENANT and shall indemnify, hold harmless and defend LANDLORD from any liens and encumbrances arising out of any work performed or any materials furnished by or at the direction of TENANT. In the event that within ten (10) days following the imposition of any such lien or encumbrance TENANT shall not cause such lien or encumbrance to be released of record by payment or posting of a proper bond, LANDLORD shall have, in addition to all other remedies provided herein and by law the right, but not the obligation, to cause the same to be released by such means as it shall deem proper, including payment of the claim giving rise to such lien or encumbrance. All such sums paid by LANDLORD and all expenses incurred by LANDLORD in connection therewith including attorney's fees and costs shall be payable to LANDLORD by TENANT upon demand with interest thereon at the Interest Rate. LANDLORD shall have the right at all times to post and keep posted on the Premises any notices permitted or required by law, or which LANDLORD shall deem proper, for the protection of LANDLORD and the Premises and any other party having an interest therein from mechanics' and materialmen's liens, and TENANT shall give to LANDLORD at least ten (10) business days prior written notice of the expected date of commencement of any work relating to alterations or additions to the Premises.

   11.  ASSIGNMENT.

      11.1 Assignment Prohibited. TENANT shall not transfer, assign, mortgage or hypothecate this Lease, in whole or in part, permit the use of the Premises by any person or persons other than TENANT, its employees, customers and others having lawful business with TENANT or sublet the Premises or any part thereof, without the prior written consent of LANDLORD in each and every instance, which consent shall not be unreasonably withheld by LANDLORD. Such prohibition against assigning or subletting shall include any assignment or subletting by operation of law. Any transfer of this Lease from TENANT by merger, consolidation, transfer of assets or liquidation shall constitute an assignment for purposes of this Lease. In the event that TENANT is a corporation, an unincorporated association or a partnership, the transfer, assignment or hypothecation of any stock or interest in such corporation, association or partnership in the aggregate in excess of forty-nine percent (49%) shall be deemed an assignment within the meaning of this Subsection 11.1.

      11.2 Consent to Sublet. LANDLORD and TENANT have agreed that TENANT shall have the right to sublet their premises provided however that any such sublet shall conform to all other terms and conditions of such subletting as provided for in this Lease Agreement. Consent to any assignment or subletting shall not operate as a waiver of the necessity for consent to any subsequent assignment or subletting and the terms of such consent shall be binding upon any person holding by, under or through TENANT.

      11.3 Notice of Assignment. If TENANT requests LANDLORD'S consent to an assignment of this Lease or to a subletting of the whole or any part of the Premises, TENANT shall submit to LANDLORD the terms thereof, the name of the proposed assignee or subtenant, such information relating to the nature of its business and finances as LANDLORD may reasonably require, and the proposed effective date (the Effective Date) of the proposed assignments or subletting (which Effective Date shall be neither less than thirty (30) days nor more than ninety (90) days following the date of TENANT's submission of such information).

      11.4 LANDLORD'S Right in Event of Assignment. If this Lease is assigned or if the Premises or any portion thereof are sublet or occupied by any person other than TENANT, LANDLORD may collect rent and other charges from such assignee or other party, and apply the amount collected to the rent and other charges reserved hereunder, but such collection shall not constitute consent or waiver of the necessity of consent to such assignment, subletting or other transfer, nor shall such collection constitute the recognition of such assignee, subtenant or other party as TENANT hereunder or a release of TENANT from the further performance of all of the covenants and obligations of TENANT herein contained. No consent by LANDLORD to any assignment, subletting or other transfer by TENANT shall relieve TENANT of any obligation to be performed by TENANT hereunder, whether occurring before or after such consent, assignment, subletting or other transfer. If LANDLORD consents to a proposed assignment or sublease, then LANDLORD will have the right to require TENANT to pay to LANDLORD a sum equal to (a) any rent or other consideration paid to TENANT by any proposed transferee that (after deducting the costs of commissions and legal fees) is in excess of the rent allocable to the transferred space then being paid by TENANT to LANDLORD pursuant to this Lease; (b) any other profit or gain (after deducting any necessary expenses incurred) realized by TENANT from any such sublease or assignment. TENANT shall pay to LANDLORD reasonable fees, not to exceed Five Hundred Dollars ($500.00), incurred in connection with the processing of documents necessary to the giving of such consent.

   12.  INDEMNITY.

      12.1 Indemnification of LANDLORD. To the extent of the limits of liability under the "Utah Governmental Immunity Act", Sections 63-30-1, et. seq, Utah Code Annotated (1953 as amended), which TENANT does not waive by this agreement, each party hereto shall indemnify, defend and hold the other and the other party's officers, directors, shareholders, partners, employees, agents, advisers, successors, and assigns harmless from and against (i) any and all liability, penalties, losses, damages, costs and expenses, demands, causes of action, claims or judgements arising from or growing out of any injury to any person or persons or any damage to any property as a result of any accident or other occurrence during the Term occasioned in any way as a result of TENANT's or TENANT's officers', employees', agents', servants', subtenants', concessionaires', licensees', contractors', or invites' use, maintenance, alteration, occupation, or operation of the Premises during the Term unless resulting from the negligence or wilful misconduct of the person otherwise indemnified, and (ii) from and against all costs and charges, including attorneys' fees and investigation costs, incurred in and about any of such matters and the defense of any action arising out of the same or in discharging the parcel or any part thereof from any and all liens, charges or judgements which may accrue or be placed thereon by reason of any act or omission of the indemnifying party. The indemnifying party's obligations pursuant to the foregoing indemnity shall survive the termination of this Lease. In case any proceeding is brought against indemnifying party by reason of any such claim, the indemnifying party, upon notice from the indemnifying party, shall defend the same at the indemnifying party's expense by counsel reasonably satisfactory to the indemnifying party.

      12.2 Release of LANDLORD. LANDLORD and TENANT each hereby release and relieve the other, and each waives its entire right of recovery against the other, for loss or damage arising out of or incident to the perils which the releasing party is required to insure against under provisions of Section 13, which perils occur in, on, or about the Premises or the Building of which the Premises are a part, whether due to the negligence of LANDLORD or TENANT or their respective agents, employees, contractors, or invites, if and to the extent that such loss or damage (i) is actually compensated by insurance or
(ii) would have been compensated by insurance except for the fact that the insuring company availed itself of a defense arising from the action or failure to act of the releasing party, its employees or agents. Each party shall, upon obtaining the policies of insurance which it is required to maintain under this Lease, give notice to its insurance company or companies that the foregoing mutual waiver of subrogation is contained in this lease. Each party shall cause each such insurance policy obtained by it to provide that the insurance company waive all rights of recovery by way of subrogation against either party in connection with any damage or liability covered by such policy. If any insurance policy cannot be obtained with a waiver of subrogation, or is obtainable only by the payment of an additional premium charge above that charged by insurance companies issuing policies with out waiver of subrogation, the party undertaking to obtain the insurance shall notify the other party of such fact. The other party shall have a period of ten (10) days after receiving the notice either to place the insurance with a company that is reasonably satisfactory to the other party and that will carry the insurance with a waiver of subrogation, or to agree to pay the additional premium if such a policy is obtainable at additional cost. If the insurance cannot be obtained with a waiver of subrogation or the party in whose favor a waiver of subrogation is desired refuses to pay the additional premium charge, the other party shall be relieved of the obligation to obtain a waiver of subrogation rights with respect to that particular insurance policy.

      12.3 Notice. TENANT shall give notice to LANDLORD in case of fire or accidents in the Premises or of defects therein or in any fixtures or equipment thereon located.

      12.4 Litigation. In case LANDLORD, without fault on its part, shall be made a party to any litigation commenced by or against TENANT, TENANT shall protect and hold LANDLORD harmless and shall pay all costs, expenses, and reasonable attorneys' fees incurred therein. In case TENANT, without fault on its part, shall be made a party to any litigation commenced by or against LANDLORD, LANDLORD shall protect and hold TENANT harmless and shall pay all costs, expenses, and reasonable attorneys' fees incurred therein.

   13.  INSURANCE.

      13.1 Casualty Insurance. TENANT agrees to maintain at its own expense such fire and casualty insurance coverage as TENANT may desire or require with respect to TENANT's personal property, equipment, furniture, fixtures, and inventory, and LANDLORD shall have no obligation with respect to such insurance or losses. All property kept or stored on the Premises by TENANT or with TENANT's permission shall be so done at TENANT's sole risk, and TENANT shall indemnify LANDLORD against and hold it harmless from any claims arising out of loss or damage to same, unless such loss or damage is due to any intentional or negligent act or omission of LANDLORD.

      13.2 TENANT's Property and Fixtures. TENANT shall assume the risk of damage or destruction to TENANT's Personal Property and Alterations performed by TENANT (and not by LANDLORD or LANDLORD'S contractors).

      13.3 LANDLORD'S INSURANCE. LANDLORD, at its sole cost and expense, shall procure and maintain in full force and effect during the term hereof, comprehensive general liability insurance having combined single limit bodily injury and property damage coverage of not less than $1 million, insuring LANDLORD against any liability arising out of ownership, use or occupancy of the leased premises. LANDLORD shall supply TENANT with a certificate showing such insurance to be in full force and effect. LANDLORD shall insure the building for full replacement value with respect to "all risk" coverage, including but not limited to fire and extended coverage. The policy shall not be cancelable or subject to reduction of coverage or other modification or cancellation except after thirty (30) days prior written notice to the other by the insurer.

      13.4 TENANT'S LIABILITY INSURANCE. TENANT, at its sole cost and expense, shall procure and maintain in full force and effect during the term hereof, comprehensive general liability insurance having combined single limit bodily injury and property damage coverage of not less than $1 million, insuring TENANT against any liability arising out of ownership, use or occupancy of the leased Premises. TENANT shall supply LANDLORD with a
certificate showing such insurance to be in full force and effect.   The
policy shall not be cancelable or subject to reduction of coverage or other modification or cancellation except after thirty (30) days prior written notice to the other by the insurer.

   14.  DAMAGE OR DESTRUCTION.

      14.1 LANDLORD'S Obligations. If the Premises shall be partially damaged by any casualty insured against under any insurance policy maintained by LANDLORD, LANDLORD shall, upon receipt of the insurance proceeds, repair the Premises. Until such repair is complete, the Basic Monthly Rent and Additional Rent shall be abated proportionately as to that portion of the Premises rendered untenantable, if any. Notwithstanding the foregoing, if (a) by reason of such occurrence the Premises are rendered wholly untenantable; or
(b) the Premises are damaged as a result of a risk which is not covered by insurance; or (c) the Premises are damaged in whole or in part during the last six (6) months of the term hereof or of any renewal hereof; or (d) the Premises or the Building (whether the Premises are damaged or not) is damaged to the extent of fifty percent (50%) or more of then-monetary value thereof, either LANDLORD or TENANT may cancel this Lease by notice of cancellation within sixty (60) days after such event and there upon this Lease shall expire, and TENANT shall vacate and surrender the Premises to LANDLORD, provided however, that TENANT shall not have the right to cancel the Lease as provided in this section unless the damage materially affects the TENANT'S ability to conduct its business from the Premises. TENANT's liability for rent upon the termination of this Lease shall cease as of the effective date of such termination. In the event LANDLORD elects to repair any such damage, any abatement of rent shall end five (5) days after notice by LANDLORD to TENANT that the Premises have been repaired. If the damage is caused by the negligence of TENANT or its employees, agents, invites or concessionaires, there shall be no abatement of rent if insurance of LANDLORD or TENANT does not cover the loss and TENANT shall have no right to cancel the Lease.

      14.2 TENANT's Obligation. LANDLORD shall not be required to repair any injury or damage caused by fire or any other cause, or to make any restoration or replacement of any paneling, decoration, partition, railing, floor covering, office fixture or any other improvement or property installed in the Premises by TENANT or at the direct or indirect expense of TENANT. Unless this Lease is terminated by LANDLORD pursuant to Subsection 14.1 hereof, TENANT shall be required to restore or replace such improvements and property in the event of injury or damage in at least a condition equal to that existing prior to the destruction or casualty.

      14.3 Additional LANDLORD'S Obligation. TENANT shall not be required to repair any damage caused by fire or any other cause, or to make any restoration or replacement of any paneling, decoration, partition, walls, floors, office equipment, mechanical, heating, ventilating, air conditioning, plumbing equipment or other parts of the Building or structure. Unless this Lease is terminated by TENANT pursuant to 14.1, LANDLORD shall be required to restore or replace all such improvements, structures and property in the event of injury or damage in at least a condition equal to that existing prior to the destruction or casualty.

   15.  CONDEMNATION.

      15.1 Total Condemnation. If the whole of the Premises shall be acquired or taken by condemnation proceeding, this Lease shall cease and terminate as of the date of title vesting in such condemnor.

      15.2 Partial Condemnation. If any part of the Premises shall be acquired or taken by condemnation proceeding, and such partial taking shall render that portion not so taken unsuitable for the business of TENANT, then this Lease shall cease and terminate as of the date of title vesting in such condemnor. If such partial taking does not render the Premises unsuitable for the business of TENANT, this Lease shall continue in effect except that the Basic Monthly Rent and Additional Rent shall be reduced in the same proportion that the portion of the Premises taken bears to the total rented area of the Premises immediately prior to the taking. LANDLORD shall, upon receipt of the award in condemnation, make all necessary repairs or alterations to the Building in which the Premises are located; provided, however, that LANDLORD shall not be required to expend for such work an amount in excess of the amount received by LANDLORD as damages for the part of the Premises so taken. Amount received by LANDLORD shall mean that part of the award in condemnation which is free and clear to LANDLORD of any collection by mortgage lenders for the value of the diminished fee.

      15.3 LANDLORD'S Option to Terminate. If more than twenty percent (20%) of the Building shall be acquired or taken by condemnation proceeding, LANDLORD may, by written notice to TENANT, terminate this Lease. If this Lease is terminated as provided in this Subsection 15.3, rent shall be paid up to the day that possession is so taken by public authority and LANDLORD shall make an equitable refund of any rent paid by TENANT in advance.

      15.4 Award. TENANT shall not be entitled to any condemnation award for any taking, whether whole or partial and whether for diminution in value of the leasehold or the fee, and assigns to LANDLORD all rights of TENANT, if any, to receive such award, although TENANT shall have the right, to the extent that the same shall not reduce LANDLORD'S award, to claim from the condemnor, but not from LANDLORD, such compensation as may be recoverable by TENANT in its own right for damages to TENANT's business and fixtures and moving costs.

      15.5 Definition. As used in this Section 15 the term condemnation proceeding means any action or proceeding in which any interest in the Premises is taken for any public or quasi-public purpose by any lawful authority through exercise of the power of eminent domain or right of condemnation or by purchase or otherwise in lieu of and under threat of condemnation.

   16. LANDLORD'S RIGHT TO CURE. In the event of any noncompliance hereunder by LANDLORD, TENANT shall, before exercising any right or remedy available to it, give LANDLORD written notice of such noncompliance. If prior to its giving such notice TENANT has been notified in writing (by way of Notice of Assignment of Rents and Leases, or otherwise) of the address of a Lender which has furnished any of the financing referred to in Section 17 hereof, concurrently with giving the aforesaid notice to LANDLORD, TENANT shall, by registered or certified mail postage prepaid, transmit a copy thereof to such Lender. For the thirty (30) days following the giving of the notice(s) required by the foregoing portion of this Section 16 (or such longer period of time as may be reasonably required to cure a matter which, due to its nature, cannot reasonably be rectified within thirty (30) days), LANDLORD shall have the right to cure the noncompliance involved. If LANDLORD has failed to effect such cure within such period, any such Lender shall have an additional thirty (30) days within which to cure the same or, if such default cannot be cured within that period, such additional time as may be necessary, if within such thirty (30) day period said Lender has commenced and is diligently pursuing the actions or remedies necessary to cure the noncompliance involved (including, but not limited to, commencement and prosecution of proceedings to foreclose or otherwise exercise its rights under its mortgage or other security instrument, if necessary to effect such cure), in which event this Lease shall not be terminated by TENANT so long as such actions or remedies are being diligently pursued by said Lender. LANDLORD shall not be liable to TENANT for any default under this Lease which occurs after the sale of the Building by LANDLORD, and TENANT agrees that its rights with respect to any such default, if asserted, shall be asserted against LANDLORD'S successor in interest, and not against LANDLORD.

   17.  SUBORDINATION; ATTORNMENT.

      17.1 Subordination. This Lease, at LANDLORD'S option, shall be subordinate to any existing or future mortgage, deed of trust, ground lease or declaration of covenants (regarding maintenance and use of any areas contained in any portion of the Building), declaration of planned unit development, including, without limitation, the Declaration of Covenants, Conditions and Restrictions of South Towne, any and all advances made under any mortgage or deed of trust and all renewals, modifications, amendments, consolidations, replacements and extensions thereof. TENANT agrees that with respect to any of the foregoing documents, no documentation, other than this Lease, shall be required to evidence such subordination. If any holder of a mortgage or deed of trust shall elect to have this Lease superior to the lien of its mortgage or deed of trust and shall give written notice thereof to TENANT, this Lease shall be deemed prior to such mortgage or deed of trust or to the date of recording thereof. TENANT agrees to execute such documents which may be required by LANDLORD to confirm such subordination or priority within ten (10) days of request therefor from LANDLORD. Notwithstanding anything to the contrary contained in this Subsection 17.1, so long as TENANT fulfills all its obligations under this Lease, TENANT's rights under this Lease shall not be disturbed or impaired by any holder of a mortgage or a deed of trust, or by any person claiming through or under LANDLORD. TENANT shall not subordinate its interests hereunder or in the Premises to any lien or encumbrance other than those encumbrances described in this Subsection 17.1 without the prior consent of LANDLORD. Any attempted unauthorized subordination by TENANT shall be void and of no force or effect.

      17.2 Attornment. Any sale, assignment or transfer of LANDLORD'S interest under this Lease or in the Premises, including any such disposition resulting from LANDLORD'S default under a debt obligation, shall be subject to this Lease and TENANT shall attorn to LANDLORD'S successors and assigns and shall recognize such successors or assigns as LANDLORD under this Lease, regardless of any rule of law to the contrary or absence of privity of contract.

   18.  DEFAULT; REMEDIES; ABANDONMENT; PAST SUMS DUE; PENALTY.

      18.1 Default by TENANT. Upon the occurrence of any of the following events, LANDLORD shall have the remedies set forth in Subsection 18.2:

         18.1.1 TENANT fails to pay any installment of Basic Monthly Rent or Additional Rent or any other sum due hereunder within ten (10) days of when the same shall be due.

         18.1.2 TENANT fails to perform any other term, condition, or covenant to be performed by it pursuant to this Lease within thirty (30) days after written notice of such default shall have been given to TENANT by LANDLORD or if cure would reasonably require more than thirty (30) days to complete if TENANT fails to commence performance within the thirty (30) day period or fails to diligently pursue such cure to completion.

         18.1.3 If TENANT or any guarantor of this Lease files a petition in bankruptcy or for reorganization of for an arrangement pursuant to any federal or state bankruptcy law or any similar federal or state law, or is adjudicated bankrupt or makes an assignment for the benefit of creditors or admits in writing its inability to pay its debts generally as they become due, or if a petition or answer proposing the adjudication of TENANT or any guarantor of this Lease as a bankrupt or for reorganization of TENANT or such guarantor pursuant to any federal or state bankruptcy law or any similar federal or state law is filed in any court and TENANT or such guarantor consents to or acquiesces in the filing thereof or such petition or answer is not discharged or denied within sixty (60) days after the occurrence of any of the foregoing, or if a receiver, trustee or liquidator of TENANT or such guarantor or of all or substantially all of TENANT'S or such guarantor's assets or TENANT'S interest in this Agreement is appointed in any proceeding brought by TENANT or any guarantor, or if any such receiver, trustee or liquidator is appointed in any proceeding brought against TENANT or such guarantor and is not discharged within sixty (60) days after the occurrence thereof, or if TENANT or such guarantor consents to or acquiesces in such appointment.

      18.2 Remedies. Upon the occurrence of the events set forth in Subsection 18.1, LANDLORD shall have, besides other rights and remedies it may have at law, the following remedies: LANDLORD may either terminate this Lease or it may, from time to time without terminating this Lease, make such order to relet the leased premises, and relet the leased premises or any part thereof for such term or terms (which may be for a term extending beyond the term of this Lease) and at such rental or rentals and upon such other terms and conditions al LANDLORD in its reasonable discretion may deem advisable. Upon each such reletting, all rentals received by LANDLORD for such reletting shall be applied:

         (i) first, to the payment of any indebtedness other than rent due from TENANT to LANDLORD;

         (ii)  second, to the payment of costs and expenses of such reletting:

      If such rentals received from such reletting during any month be less than that to be paid during that month by TENANT hereunder, TENANT shall pay any such deficiency to LANDLORD. Such deficiency shall be calculated and paid monthly. No such taking possession of the leased premises by LANDLORD shall be construed as an election on its part to terminate this Lease unless a written notice of such intention be given to TENANT. Notwithstanding any such reletting without termination, LANDLORD may at any time thereafter elect to terminate this LEASE for such previous breach.

      18.3 Past Due Sums; Penalty. If TENANT fails to pay, when the same is due and payable, any sum required to be paid by it hereunder, such unpaid amount shall bear interest from the due date thereof to the date of payment at a fluctuating rate equal to three percent (3%) per annum above the prime rate of interest charged by Zion's First National Bank, Salt Lake City, Utah. In addition thereto, LANDLORD may charge a sum of five percent (5%) of such unpaid amounts as a service fee. Notwithstanding the foregoing, LANDLORD'S right concerning such interest and service fee shall be limited by the maximum amount which legally may be charged by LANDLORD for such purposes under applicable law, and all payments referenced herein shall have a five (5) day grace period prior to assessment of any interest penalty.

   19.  PROVISIONS APPLICABLE AT TERMINATION OF LEASE.

      19.1 Surrender of Premises. Upon the expiration of this Lease, TENANT shall peaceably surrender the Premises to LANDLORD broom clean, in good order and condition, ordinary wear and tear and loss by fire or other casualty excepted, and shall deliver all keys to LANDLORD. Subject to Subsection 9.3 hereof, before surrendering the Premises, TENANT shall remove all of its personal property and trade fixtures and such property and removal thereof shall in no way damage the Premises, and TENANT shall be responsible for all costs, expenses and damages incurred in such removal. If TENANT fails to remove property from the premises, LANDLORD shall have the rights provided by Title 78, Chapter 36 of the Utah Code Annotated dealing with "abandonment of property." TENANT shall pay LANDLORD all expenses incurred in connection with the disposition of such property in excess of any amount received by LANDLORD thereto relating. No surrender of the Premises shall be effected by LANDLORD'S acceptance of the keys or of the rent or by any other means whatsoever without LANDLORD'S written acknowledgement of such acceptance as a surrender. TENANT shall not be released from obligation in connection with surrender of the Premises until LANDLORD has inspected the Premises and delivered to TENANT a written release.

      19.2 Repair of Damage. TENANT agrees to repair any damage to the Building or the Improvements caused by or in connection with the removal of any articles of personal property, business or trade fixtures, machinery, equipment, cabinet work, furniture, movable partition or permanent improvements or additions, including without limitation thereto, repairing the floor and patching and painting the walls where required by LANDLORD to LANDLORD'S reasonable satisfaction, all at TENANT'S sole cost and expense.

      19.3 Holding Over. Because of unauthorized holding over after the expiration of the term hereof or of any renewal term will cause substantial damage to LANDLORD which cannot be estimated at the time of execution of the Lease, any such holding over shall be construed to be a tenancy from month-to-month at one and one-half (1 1/2) times the Basic Monthly Rent and at all other sums, rents and charges herein specified (pro-rated on a monthly basis) and shall, so far as possible, otherwise be on the terms herein specified.

   20.  ESTOPPEL CERTIFICATE.

      20.1 LANDLORD'S Right to Estoppel Certificate. TENANT shall, within ten (10) days after LANDLORD'S request therefor, execute and deliver to LANDLORD an Estoppel Certificate in recordable form setting forth the following: (a) a ratification of this Lease; (b) the Actual Commencement Date and termination date hereof; (c) a certification that this Lease is in full force and effect and has not been assigned, modified, supplemented or amended (except by such writing as shall be stated); (d) that all conditions under this Lease to be performed by LANDLORD have been satisfied (except as stated in the writing); (e) that there are no defenses or offsets against the enforcement of this Lease by LANDLORD, or, in the alternative, those claimed by TENANT; (f) the amount of advance rent, if any, (or none if such is the case) paid by TENANT; (g) the date to which rent has been paid; (h) the amount of security deposited with LANDLORD; and (i) such other information as LANDLORD (or its mortgagees or potential purchasers of the Premises) may reasonably request. In the event TENANT fails within five (5) days after LANDLORD has delivered to TENANT an Estoppel Certificate pursuant to this Subsection 20.1 to properly execute and deliver the same to LANDLORD, TENANT shall be deemed to have consented to such Estoppel Certificate as written. LANDLORD'S mortgage lenders and/or purchasers shall be entitled to rely upon such declaration.

   21.  COMMON AREAS.

      21.1 Definition of Common Areas. Common Areas means all areas, space, equipment and special services provided for the joint or common use and benefit of the tenants or occupants of the Building and related Property or portions thereof, and their employees, agents, licensees and other invites (collectively referred to herein as Occupants), including without limitation, the following: parking ramp and parking areas, access roads, driveways, plaza retaining walls, landscaped areas, service ways, loading docks, pedestrian walks, courts, stairs, ramps and sidewalks, common corridors, monuments, water features, lobby elevators, rooms and rest rooms, air conditioning, fan, janitorial, electrical and telephone rooms or closets, and all other areas within the Building which are not specified for exclusive use or occupancy by LANDLORD or any TENANT (whether or not they are leased or occupied).

      21.2 License to Use Common Areas. The Common Areas shall be available for the common use of all Occupants and to the extent such access to the Common Areas has been or shall be granted, also shall be used by the general public. If the amount of such areas shall be changed or diminished, LANDLORD shall not be subject to any liability so long as TENANT'S use of the Premises and parking is not materially reduced; interfered with, hindered or adversely affected. All common Areas shall be subject to the exclusive control and management of LANDLORD. LANDLORD shall have the right to (a) construct, maintain and operate lighting and their facilities on the Common Areas; (b) police the same; (c) change the area, level, location and arrangement of parking areas and other facilities; (d) restrict parking by TENANTS, their officers, agents and employees; (e) close all or any portion of the Common Areas to such extent as may be legally sufficient to prevent a dedication of same or the accrual of any right therein to any person or the public, so long as TENANT'S use and access to the Premises is not materially reduced, hindered, interfered with, or adversely affected; and (f) close temporarily all or any portion of the parking areas or facilities to discourage non-occupant parking, so long as TENANT'S parking is not materially interfered with. LANDLORD shall operate and maintain the Common Areas in such manner as LANDLORD in its discretion shall determine, shall have full right and authority to employ and discharge all related personnel, and shall have the right, through reasonable rules, regulation and/or restrictive covenants promulgated by it from time to time, to control use and operation of the Common Areas in order that the same may occur in a proper and orderly fashion.

      21.3 Deliveries. All deliveries to and from the Premises shall be made using those areas of the Building designated for deliveries by LANDLORD, during the time periods reasonably specified by LANDLORD, and so as to cause the minimum amount of interference with the business of other TENANTS of the Building or impedance of traffic corridors or blockage of stairwells or fire exits from the Building.

      21.4 Parking. Automobiles of TENANT and all Occupants associated with TENANT shall be parked only within parking areas not otherwise reserved by LANDLORD or specifically designated to use by any other TENANT and/or occupants associated with any other tenant, and shall observe visitor parking time limitations. LANDLORD or its agents, shall, without any liability to TENANT or its occupants have the right (but not the obligation) to cause to be removed any automobile that may be wrongfully parked in a prohibited or reserved parking area, and TENANT agrees to indemnify, defend and hold harmless LANDLORD from and against any and all claims asserted or arising with respect to or in connection with any such removal of an automobile. TENANT shall from time to time, upon request of LANDLORD, supply LANDLORD with a list of license plate numbers of all automobiles owned by TENANT or its day-to-day Occupants. TENANT shall not allow its employees or agents to park in uncovered parking spaces overnight without prior written consent of LANDLORD.

   22. SIGNS, AWNINGS AND CANOPIES. LANDLORD, at LANDLORD's expense shall provide access to monument sign, lobby directory, and suite entry identification signs for TENANT, in accordance with LANDLORD's signage standards. TENANT shall not place or suffer to be placed or maintained on any exterior door, wall or window of the Premises, or elsewhere in the Building, any sign, awning, marquee, decoration, lettering, attachment, canopy, advertising matter or other thing of any kind, and will not place or maintain any decoration, lettering or advertising matter on the glass of any window or door of the Premises without first obtaining LANDLORD'S written approval, which shall not be unreasonably withheld. Any other sign as may be approved by LANDLORD placed or erected by TENANT in the building or Premises shall be installed at TENANT's sole cost and expense. TENANT shall further maintain such sign, awning, canopy, decoration, lettering, advertising matter or other things as may be approved in good condition and repair at all times. LANDLORD may, at TENANT'S cost, and without liability to TENANT, enter the Premises and remove any item erected in violation of this Section 22. LANDLORD may establish rules and regulations governing the size, type and design of all signs, decorations, etc., and TENANT agrees to abide by same. TENANT shall remove any such sign not erected by LANDLORD in accordance with LANDLORD's signage standards upon termination of this Lease and shall return the site of such sign to its condition prior to the placement or erection of the sign.

   23. HAZARDOUS AND TOXIC SUBSTANCES. TENANT shall strictly comply with all statutes, laws, ordinances, rules, regulations, and precautions now or hereafter mandated or advised by any federal, state, local or other governmental agency with respect to the use, generation, storage, or disposal of hazardous, toxic, or radioactive materials (collectively, Hazardous Materials). TENANT shall not cause, or allow anyone else to cause, and Hazardous Materials to be used, generated, stored, or disposed of on or about the Premises, parcel, or Building, other than in compliance with applicable law, without the prior written consent of LANDLORD, which consent may be withheld in the sole discretion of LANDLORD, and which consent may be revoked at any time. TENANT's indemnification of LANDLORD pursuant to Subsection 12.1, above, shall extend to all liability, including all fines and penalties, and all foreseeable and unforeseeable consequential damages, directly or indirectly arising out of the use, generation, storage, or disposal of Hazardous materials by TENANT or any person claiming under TENANT, including, without limitation, the cost of any required or necessary repair, cleanup, or detoxification and the preparation of any closure or other required plans, whether such action is required or necessary prior to or following the termination of this Lease, to the full extent that such action is attributable, directly or indirectly, to the use, generation, storage, or disposal of hazardous Materials by TENANT or any person claiming under TENANT. Neither the written consent by LANDLORD to the use, generation, storage, or disposal of Hazardous Materials or the strict compliance by TENANT with all statutes, laws, ordinances, rules, regulations, and precautions pertaining to hazardous materials shall excuse TENANT from TENANT's obligation of indemnification pursuant to this subsection.

   24. LANDLORD'S RESERVED RIGHTS. Without liability to TENANT (except for damages caused by the reckless or willful misconduct of LANDLORD or its agents), LANDLORD, subject to applicable provisions of this Lease, shall have the right at any time or from time to time (a) upon at least twenty (20) days' prior notice to TENANT, change the name or street address of the Building; (b) without notice, install and maintain signs on the exterior of the Building;
(c) upon notice to TENANT, and subject to the provisions of Subsection 9.4, enter the Premises and perform any obligation of TENANT hereunder which TENANT has failed to perform satisfactorily; (d) without notice, make changes, alterations and additions to the Building or the Property; (e) exhibit the Premises to prospective TENANTS, mortgagees and purchasers upon reasonable notice; (f) without notice, enter into the Premises to take such measures as LANDLORD may deem advisable for the safety, security and welfare of the Building and its Occupants and for such purposes, to bring into and through the Premises or any part of the Building, all required tools, equipment and materials and to temporarily suspend the use of doors, corridors or other facilities of the Building.

   25. RULES AND REGULATIONS. The Rules and Regulations set forth on Exhibit "G" are hereby made a part of this Lease. LANDLORD may from time to time amend, modify, delete or add rules and regulations for the use and care of the Building and the Property, provided that changes in the Rules and Regulations shall not unreasonably affect TENANT. Such amendment, modification, deletion or addition shall be effective upon notice thereof to TENANT from LANDLORD. TENANT will cause its employees, agents or any other persons permitted by TENANT to occupy or enter the Premises to at all times abide by all of such Rules and Regulations. In the event of any breach of any of such Rules or Regulations, LANDLORD may, subject to the cure rights provided in Subsection 18.1.2, exercise any or all of the remedies in this Lease which are provided for in the event of default by TENANT and may, in addition, exercise any remedies available at law or in equity including the right to enjoin any breach of such Rules and Regulations. No act performed by LANDLORD or its agents during the term of the Lease to enforce such Rules and Regulations shall constitute an eviction of TENANT by LANDLORD, nor shall it be deemed an acceptance or surrender of the Premises. LANDLORD shall not be responsible to TENANT for the failure by any other TENANT or person to observe any such Rules and Regulations.

   26.  MISCELLANEOUS PROVISIONS.

      26.1 No Partnership. LANDLORD does not by this Lease, in any way or for any purpose, become a partner or joint venturer of TENANT in the conduct of its business or otherwise.

      26.2 Force Majeure. LANDLORD shall be excused for the period of any delay in the performance of any obligations hereunder when prevented from so doing by cause or causes beyond LANDLORD'S control, including labor disputes, civil commotion, war, governmental regulations or controls, fire or other casualty, inability to obtain any material or service or acts of God.

      26.3 Modification for Lender. If, in connection with obtaining construction, interim, or permanent financing for the Building or parcel, the lender shall request reasonable modifications in this Lease as a condition to such financing, TENANT will not unreasonably withhold, delay, or defer its consent thereto, provided that such modifications do not increase the obligations of TENANT hereunder or materially adversely affect the leasehold interest hereby created or TENANT's rights hereunder. TENANT shall execute any documentation that LANDLORD or the lender deems reasonably necessary within ten (10) days after written request by LANDLORD.

      26.4 No Light, Air or View Easement. Any diminution or shutting off of light, air or view by any structure which may be erected on lands adjacent to or in the vicinity of the Building shall in no way affect this Lease or impose any liability on LANDLORD.

      26.5 Notices. Any notice, demand, request, or other instrument which may be or is required to be given under this Lease shall be delivered in person or sent by United States certified or registered mail, postage prepaid and for LANDLORD shall be addressed and sent to THE TOWERS AT SOUTH TOWNE #2 JOINT VENTURE, Attention: Dan E. Christensen, 10421 South Jordan Gateway, Suite 600, South Jordan, Utah 84095; and provided further that the address for TENANT set forth in Section 1, Subsection 1.2 of this Lease shall be the effective location for notices to TENANT. Either party may designate such other address as shall be given by written notice.

      26.6  Captions; Attachments.

         26.6.1 The captions to the Sections and Subsections of this Lease are for convenience of reference only and shall not be deemed relevant in resolving questions of construction or interpretation under this Lease.

         26.6.2 Exhibits referred to in this Lease and any addendum, riders and schedules attached to this Lease shall be deemed to be incorporated in this Lease as though a part of Lease.

      26.7 Recording. TENANT shall not record this Lease or a memorandum hereof without the written consent of LANDLORD. LANDLORD, at its option and at any time, may file this Lease or a memorandum hereof for record with the Recorder of the County in which the Property is located, and LANDLORD shall notify TENANT of the same.

      26.8 Partial Invalidity. If any provision of this Lease or the application thereof to any person or circumstance shall to any extent be invalid, the remainder of this Lease or the application of such provision to persons or circumstances other than those as to which it is held invalid shall not be affected thereby and each provision of this Lease shall be valid and enforced to the fullest extent permitted by law.

      26.9 Broker's Commission. LANDLORD agrees to pay a commission to Coldwell Banker per the leasing agreement between Coldwell Banker and LANDLORD. Payment to be made at date of occupancy by TENANT and shall be subject to TENANT occupying the Premises. TENANT shall not be obligated to pay any commission to any brokers or real estate agents.

      26.10 TENANT Defined; Use of Pronouns. The word TENANT shall be deemed to mean each and every person or party executing this document as a TENANT hereunder. If there is more than one person or organization set forth on the signature line as TENANT, their liability hereunder shall be joint and several. If there is more than one TENANT, any notice required or permitted by the terms of this Lease may be given by or to any one TENANT, and shall have the same force and effect as if given by or to all TENANTS. The use of the neuter singular pronoun to refer to LANDLORD or TENANT shall be deemed a proper reference even though LANDLORD or TENANT may be an individual, partnership, corporation or a group of two or more individuals, partnerships or corporations. The necessary grammatical changes required to make the provisions of this Lease apply in the plural sense where there is more than one LANDLORD or TENANT and to corporations, associations, partnerships, individuals, males or females, shall in all instances be assumed as though in each case fully expressed.

      26.11 Provisions Binding, etc. Except as otherwise provided, all provisions herein shall be binding upon and shall inure to the benefit of the parties, their legal representatives, heirs, successors and assigns. Each provision to be performed by TENANT shall be constructed to be both a covenant and a condition, and if there shall be more than one TENANT, they shall all be bound, jointly and severally, by such provisions. In the event of any sale or assignment (except for purposes of security or collateral) by LANDLORD of the Building, the Premises or this Lease, LANDLORD shall be entirely relieved of all of its obligations hereunder accruing from and after such sale or assignment and such obligations shall, as of the time of such sale or assignment or on the Actual Commencement Date, whichever is later, automatically pass to LANDLORD'S successor in interest.

      26.12 Entire Agreement, etc. This Lease and the Exhibits, Riders and/or addenda, if any, attached hereto, constitute the entire agreement between the parties. Any guaranty attached hereto is an integral part of this Lease and constitutes consideration given to LANDLORD to enter into this Lease. Any prior conversations or writings are merged herein and extinguished. No subsequent amendment of this Lease shall be binding upon LANDLORD or TENANT unless reduced to writing and signed. Submission of this Lease for examination does not constitute an option for the Premises and this Lease becomes effective as a Lease only upon execution and delivery thereof by LANDLORD to TENANT. It is hereby agreed that this Lease contains no restrictive covenants or exclusions in favor of TENANT.

      26.13 Recourse by TENANT. Anything in this Lease to the contrary notwithstanding, TENANT agrees that it shall look solely to the equity of LANDLORD in the Building in which the Premises are located and the Property upon which the Building is situated, subject to prior rights of any mortgagee (including mortgagees, advancing monies after the date of this Lease), for the collection of any judgment (or other judicial process) requiring the payment of money by LANDLORD in the event of any default or breach by LANDLORD with respect to any of the terms, covenants and conditions of this Lease to be observed and/or performed by LANDLORD, and no other assets of LANDLORD shall be subject to levy, execution or other procedures for the satisfaction of TENANT'S remedies.

      26.14 Choice of Law. This Lease shall be governed by and construed in accordance with the laws of the State of Utah.

      26.15  Time of Essence.  Time is of the essence of this Lease.

      26.16 No Waiver. No failure by LANDLORD to insist upon the strict performance of any covenant, duty, agreement or condition of this Lease or to exercise any right or remedy consequent upon a breach thereof shall constitute a waiver of any such breach or any other covenant, agreement, term or condition. LANDLORD may, by notice delivered in the manner provided in this Lease, but shall be under no obligation to waive any of its rights or any conditions to its obligations hereunder, or any duty, obligation or covenant of TENANT. No waiver shall affect or alter the remainder of this Lease but each and every other covenant, agreement term and condition hereof shall continue in full force and effect with respect to any other then existing or subsequently occurring breach.

      26.17 Rights and Remedies. The rights and remedies of LANDLORD shall not be mutually exclusive and the exercise of one or more of the provisions of this Lease shall not preclude the exercise of any other provisions. TENANT confirms that damages at law may be an inadequate remedy for a breach or threatened breach by TENANT of any of the provisions hereof. LANDLORD'S rights and TENANT'S obligations hereunder shall be enforceable by specific performance, injunction or any other equitable remedy, but nothing herein contained is intended or shall limit or affect any rights at law or by statute or otherwise of LANDLORD against TENANT for a breach or a threatened breach of any provision hereof, it being the intention by this Section to make clear the agreement of the parties hereto and the right of LANDLORD and obligations of TENANT hereunder shall be enforceable in equity as well as at law or otherwise.

      26.18 Authorization. Each individual executing this Lease does thereby represent and warrant to each other so signing (and each other entity for which another person may be signing) that he has been duly authorized to deliver this Lease in the capacity and for the entity set forth where he signs.

      26.19 Joint and Several Liability. If TENANT is composed of more than one signatory to this Lease, each signatory will be jointly and severally liable with each other signatory for payment and performance according to this Lease. The act of, written notice to, written notice from, refund to, or signature of any signatory to this Lease (including without limitation modifications of this Lease made by fewer than all such signatories) will bind every other signatory as though every other signatory had so acted, or received or given the written notice or refund, or signed.

      26.20 No Construction Against Drafting Party. LANDLORD and TENANT acknowledge that each of them and their counsel have had an opportunity to review this Lease and that this Lease will not be construed against LANDLORD merely because LANDLORD has prepared it.

      26.21 Waiver of Jury Trial. LANDLORD and TENANT by this Section 28.22 waive trial by jury in any action, proceeding, or counterclaim brought by either of the parties to this Lease against the other on any matters whatsoever arising out of or in any way connected with this Lease, the relationship of LANDLORD and TENANT, TENANT'S use or occupancy of the premises, or any other claims (except claims for personal injury or property damage), and any emergency statutory or any other statutory remedy.

      26.22 No Merger. The voluntary or other surrender of this Lease by TENANT or the cancellation of this Lease by mutual agreement of TENANT and LANDLORD or the termination of this Lease on account of TENANT'S default will not work a merger, and will, at LANDLORD'S option, (a) terminate all or any subleases and subtenancies or (b) operate as an assignment to LANDLORD of all or any subleases or subtenancies. LANDLORD'S option under this Section 26.22 will be exercised by written notice to TENANT and all known sublessees or subtenants in the premises or any part of the premises.

      26.23 Tax Credits. LANDLORD is entitled to claim all tax credits and depreciation attributable to leasehold improvements in the premises. Promptly after LANDLORD'S demand, LANDLORD and TENANT will prepare a detailed list of the leasehold improvements and fixtures and their respective costs for which LANDLORD or TENANT has paid. LANDLORD will be entitled to all credits and depreciation for those items for which LANDLORD has paid by means of any tenant finish allowance or otherwise. TENANT will be entitled to any tax credits and depreciation for all items for which TENANT has paid with funds not provided by LANDLORD.

      26.24 LANDLORD'S Fees. Whenever TENANT requests LANDLORD to take any action or give any consent required or permitted under this Lease, TENANT will reimburse LANDLORD for all of LANDLORD'S reasonable costs incurred in reviewing the proposed action or consent, including without limitation reasonable attorneys', engineers' or architects' fees, within 10 days after LANDLORD'S delivery to TENANT of a statement of such costs. TENANT will be obligated to make such reimbursement without regard to whether LANDLORD consents to any such proposed action.

      26.25 Attorney's Fees. In the event that at any time during the term of this Lease either LANDLORD or TENANT institutes any action or proceeding against the other relating to the provisions of this Lease or any default hereunder, the unsuccessful party in such action or proceeding shall reimburse the successful party for the reasonable expenses of such action including reasonable attorneys' fees incurred therein by the successful party.

      26.26 Successors. LANDLORD shall not be liable to TENANT for any default or breach under this Lease which occurs after the sale of the Building or Premises by LANDLORD.

      26.27 Financial Statements. This Lease shall become effective upon LANDLORD'S review and approval of current Financial Statement of TENANT.


      IN WITNESS WHEREOF, LANDLORD and TENANT have executed this lease on the day first set forth above.


LANDLORD:

THE TOWERS AT SOUTH TOWNE #2 LIMITED PARTNERSHIP



By: /s/ James A. Morse Jr,



TENANT:

English Language Learning And Instruction System, Inc.



By: /s/ David M. Rees


STATE OF UTAH            )
                         :ss
COUNTY OF SALT LAKE      )

   On the   2nd day of December , 2002, personally appeared before me James A
Morse, Jr. who being first duly sworn under oath, does depose and state that he is a general partner of THE TOWERS AT SOUTH TOWNE #2 LIMITED PARTNERSHIP, and that he did execute the foregoing instrument for and on behalf of said TOWERS AT SOUTH TOWNE partnership as a general partner of said Utah partnership pursuant to the partnership agreement and that said Utah partnership did execute the same.

/s/ Tamara Starley
______________________________
Notary Public              [ Notary seal appears here]





STATE OF UTAH            )
                         :ss
COUNTY OF SALT LAKE      )

   On the          day of                           , 2002, personally
appeared before me _________________________________ who being first duly sworn under oath, does depose and state that he is _______________________, and that he did execute the foregoing instrument for and on behalf of said corporation as _______________________ of said corporation and that said corporation did execute the same.

______________________________
Notary Public

                            EXHIBIT A

                         LEGAL DESCRIPTION

                          MID RISE SITE

   Beginning at a point S 89o 07' 37" W 1271.58 feet and N 00o 05' 54" W
73.007 feet from the Center of Section 13, Township 3 South, Range 1 West, Salt Lake Base and Meridian, and running thence N 00o 05' 54" W 499.457 feet; thence N 69o 32' 35" E 198.635 feet; thence S 35o 44' 35" E 32.714 feet to the point of beginning of a 316.552 foot radius curve to the left (Bearing to the center is N 75o 02' 35" E); thence along the arc of said curve 332.040 feet (Delta = 60o 05' 57"); thence S 45o 14' 35" E 147.598 feet; thence S 00o 14'
35" E 76.339 feet; thence S 89o 07' 57" W 392.172 feet to the point of beginning. Contains 131,398.366 square feet = 3.017 acres.

                        JOINT USE PARKING

   Beginning at a point S 89o 07' 37" W 879.226 feet and N 00o 14' 35" W
149.343 feet from the Center of Section 13, Township 3 South, Range 1 West, Salt Lake Base and Meridian, and running thence N 45o 14' 35" W 147.598 feet; to the point of beginning of a 316.552 foot radius curve to the right (Bearing to center is N 44o 51' 28" E); thence along the arc of said curve 332.040 feet (Delta = 60o 05' 57"); thence S 35o 44' 35" E 92.930 feet to the point of beginning of a 250.923 foot radius curve to the left (Bearing to center is S 88o 31' 27" E); thence along the arc of said curve 205.151 feet (Delta = 46o 50' 39"); thence S 45o 14' 35" E 146.858 feet; thence S 44o 45' 25" W 65.000 feet to the point of beginning. Contains 27,096.146 square feet = 0.622 acres.

                10600 DEDICATION AND MID-RISE SITE

   Beginning at a point S 89o 07' 37" W 1271.58 feet and N 00o 05' 54" W
33.002 feet from the Center of Section 13, Township 3 South, Range 1 West, Salt Lake Base and Meridian, and running thence N 00o 05' 54" W 40.004 feet; thence N 89o 07' 37" E 392.172 feet; thence S 00o 14' 35" E 40.002 feet;
thence S 89o 07' 37" W 392.273 feet to the point of beginning. Contains 15,688.909 square feet = 0.360 acres







                            EXHIBIT B

                       EXTERIOR ELEVATIONS



                  [ Attach Exterior Elevations ]









                             EXHIBIT C

                       BUILDING FLOOR PLANS



                  [ Attach Building Floor Plans ]











                            EXHIBIT D

                         TENANT PREMISES



                    [ Attach Tenant Premises ]















                             EXHIBIT E

                       TENANT IMPROVEMENTS



LANDLORD and TENANT have agreed that the Premises will be constructed per the attached space plan and in general conformance to the Tenant Matrix below at LANDLORD's cost.

Standard Improvement - TENANT Matrix.

   A. Definition. Standard improvements are defined to include the following items which will include all related materials, labor, supervision and overhead to construct the improvements.

      (1) TENANT Standard Improvements - Typical Suite

      Walls - metal studs and drywall
      Paint - prime and finish coat (per color board)
      Lighting Fixture - parabolic 2 x 4
      Carpet - 30 oz (per color board)
      Ceiling - 2/2 grid
      Base - rubber (per color board)
      Entry Doors - 3' x 8' oak veneer (stained per color board)
      Interior Doors - 3' x 6'8" oak veneer (stained per color board) Hardware - bright brass
      HVAC including one 24 hour zone for computer room
      Suspension ceiling

      (2) TENANT Finish Improvements (per 1,000 sf)

      Partition - interior         73 lf/1,000 sf
      Doors - Entry                1/3,000 sf
      Lighting Fixture             10/1,000 sf
      Electrical Outlets           8/1,000 sf
      Electrical Light Switches    6/1,000 sf
      Telephone Outlets            6/1,000 sf
      HVAC Zone                    12 zones per floor









                            EXHIBIT G

                       RULES AND REGULATIONS

   The Rules and Regulations set forth in this Exhibit G shall be and hereby are made a part of the Tenancy in the Building. Whenever the term TENANT is used in these Rules and Regulations, it shall be deemed to include TENANT, its employees or agents and any other persons permitted by TENANT to occupy or enter the Premises. The following Rules and Regulations may from time to time be modified by LANDLORD.

      1. Obstruction. The sidewalks, entries, passages, corridors, halls, lobbies, stairways, elevators and other common facilities of the Building shall be controlled by LANDLORD and shall not be obstructed by TENANT or used for any purpose other than ingress or egress to and from the Premises. TENANT shall not place any item in any of such locations, whether or not any such item constitutes an obstruction, without the prior written consent of LANDLORD. LANDLORD shall have the right to remove any obstruction or any such item without notice to TENANT and at the expense of TENANT.

      2. Ordinary Business Hours. Whenever used in these Regulations, the ordinary business hours of the Building shall be from 7:30 a.m. to 6:30 p.m., Monday through Friday, and from 7:30 a.m. to 12:00 noon on Saturday, excluding legal holidays. All persons entering or leaving the Building during hours other than ordinary business hours, as defined above, may be required to do so under such regulations as the LANDLORD may impose.

      3. Deliveries. TENANT shall insure that all deliveries of supplies to the Premises shall be made only through such access as may be designated by LANDLORD for deliveries and only during the ordinary business hours of the Building. LANDLORD may impose upon said deliveries restrictions or conditions to insure that deliveries are effectuated without damage to the building. If any person delivering supplies to TENANT damages any part of the Building, TENANT shall pay to LANDLORD upon demand the amount required to repair such damage.

      4. Moving. Furniture and equipment shall be moved in and out of the Building only through such access as may be designated by LANDLORD for deliveries and then only during such hours and in such manner as may be prescribed by LANDLORD. If TENANT'S movers damage any part of the Building, TENANT shall pay to LANDLORD upon demand the amount required to repair such damage.

      5. Heavy Articles. No safe or article, the weight of which may, in the opinion of LANDLORD, constitute a hazard of damage to the Building or its equipment shall be moved into the Premises. Safes and other heavy equipment, the weight of which will not constitute a hazard or damage the Building or its equipment shall be moved into, from or about the Building only during such hours and in such manner as shall be prescribed by LANDLORD in its sole and absolute discretion.

      6. Nuisance. TENANT shall not do or permit anything to be done in the Premises, or bring or keep anything therein which would in any way constitute a nuisance or waste, or obstruct or interfere with the rights of other TENANTS of the Building, or in any way injure or annoy them, or conflict with the laws relating to fire, or with any regulations of the fire department, or with any insurance policy upon the Building or any part thereof, or conflict with any of the rules or ordinances of the Department of Health of the County and the City in which the Building is located.

      7. Building Security. LANDLORD may require identification of persons entering and leaving the Building during the period outside of the ordinary business hours of the Building and, for this purpose, may issue building passes to TENANTS of the Building.

      8. Pass Key. The janitor of the Building may at all times keep a pass key to the Premises, and he and other agents of LANDLORD shall at all times be allowed reasonable admittance to the Premises.

      9. Locks and Keys for Premises. No additional lock or locks shall be placed by TENANT on any door in the Building and no existing lock shall be changed unless written consent of LANDLORD shall first have been obtained. A reasonable number of keys to the Premises and to the toilet rooms, if locked by LANDLORD, will be furnished by LANDLORD, and TENANT shall not have any duplicate key made. At the termination of this tenancy, TENANT shall promptly return to LANDLORD all keys for any locks, safes, cabinets and vaults remaining in the Premises.

      10. Use of Water Fixtures. Water closets and other water fixtures shall not be used for any purpose other than that for which the same are intended, and any damage resulting to the same from use on the part of TENANT shall be paid for by TENANT. No persons shall waste water by tying back or wedging the faucets or in any other manner. Upon leaving the Premises, TENANT shall shut off all water faucets and major electrical apparatus located within the Premises.

      11. No Animals; Excessive Noise. No animals shall be allowed in the offices, halls or corridors in the Building. No persons shall disturb the Occupants of this Building or adjoining buildings of space by the use of any phonograph, radio, tape player or musical instrument or by the making of loud or improper noises.

      12. Bicycles. Bicycles or other vehicles shall not be permitted anywhere inside or on the sidewalks outside of the Building, except in those areas designated by LANDLORD for bicycle parking.

      13. Trash. TENANT shall not allow anything to be placed on the outside of the Building, nor shall anything be thrown by TENANT out of the windows or doors, or down the corridors or ventilating ducts or shafts of the Building. All trash shall be placed in receptacles provided by LANDLORD for the Building or TENANT for the Premises.

      14. Windows. No window shades, blinds, screens or draperies will be attached or detached by TENANT and no awnings shall be placed over the windows without LANDLORD's prior written consent.

      15. Hazardous Operations and Items. TENANT shall not install or operate any steam or gas engine or boiler, or carry on any mechanical business in the Premises without LANDLORD's prior written consent, which consent may be withheld in LANDLORD's absolute discretion. The use of oil, gas or inflammable liquids for heating, lighting or any other purpose is expressly prohibited. Explosives or other articles deemed extra hazardous shall not be brought into the Building.

      16. Hours for Repairs, Maintenance and Alteration. Any repairs, maintenance and alterations required or permitted to be done by TENANT under the Lease shall be done only during the weekday ordinary business hours of the Building unless LANDLORD shall have first consented in writing to such work being done outside of such times. If TENANT desires to have such work done by LANDLORD's employees on Saturdays, Sundays, holidays or weekdays outside of ordinary business hours, TENANT shall pay the extra cost for such labor.

      17. No Defacing of Premises. Except as permitted by LANDLORD by prior written consent, TENANT shall not mark upon, paint signs upon, cut, drill into, drive nails or screws into, or in any way deface the walls, ceilings, partitions or floors of the Premises or of the Building, and any defacement, damage or injury directly or indirectly caused by TENANT shall be paid for by TENANT. Pictures or diplomas shall be hung on tacks or small nails; TENANT shall not use adhesive hooks for such purposes.

      18. Chair Pads. During the term of this Lease, TENANT shall, at its expense, install and maintain under all caster chairs a chair pad or carpet casters to protect the carpeting.

      19. Solicitation; Food and Beverages. LANDLORD reserves the right to restrict, control or prohibit canvassing, soliciting and peddling within the Building. TENANT shall not grant any concessions, licenses or permission for the sale or taking of orders for food or services or merchandise in the Premises, nor install or permit the installation or use of any machine or equipment for dispensing goods or foods or beverages in the Building, nor permit the preparation, serving, distribution or delivery of food or beverages in the Premises without the prior written approval of LANDLORD and only in compliance with arrangements prescribed by LANDLORD. Only persons approved by LANDLORD shall be permitted to serve, distribute, or deliver food and beverages within the building, or to use the public areas of the Building for the purpose.

      20. Captions. The caption for each of these Rules and Regulations is added as a matter of convenience only and shall be considered of no effect in the construction of any provision or provisions of these Rules and Regulations.





































                            Exhibit G
                    Rules and Regulations -3-





                     FIRST AMENDMENT TO LEASE

    THIS FIRST AMENDMENT TO LEASE ("Amendment") is entered into as of the 23rd day of December 2002, between The Towers at South Towne #2, Limited Partnership, a Utah limited partnership ("LANDLORD") and English Language Learning and Instruction Systems, Inc. ("TENANT").

                       W I T N E S S E T H

    WHEREAS, LANDLORD and TENANT entered into a Lease, executed on the 2nd of December 2002, relating to 6,231 square feet of net rentable area located on the 6th floor (the "Original Premises") of the building located at 406 West South Jordan Parkway (10600 South), South Jordan, Utah, said building being known as the Towers at South Towne, and;

    WHEREAS, TENANT desires to lease additional adjacent space (hereinafter referred to as "Additional Premises") in the building from the LANDLORD, and;

    WHEREAS, LANDLORD and TENANT desire to amend the Lease so as to identify the terms and conditions which relate to the Additional Premises;

    NOW, THEREFORE, for and in consideration of the mutual promises and provisions herein contained and for other good and valuable consideration the receipt and sufficiency of which are hereby acknowledged, the parties mutually certify and agree to the following terms and conditions:

    1. Premises. Paragraph 1.3 of the Lease is hereby deleted in its entirety and is replaced with the following new Paragraph 1.3:

        1.3 "Premises". The Premises shall consist of approximately 7,502 square feet of net rentable area and 6,376 square feet of net usable area on the sixth floor in the building identified hereafter. Premises shall further be identified as Suite # 610 and shall be the combined areas of the Original and Additional Premises and divided as follows:

            1.3.1   Original Premises.   6,231 square feet net rentable area
and 5,296 square feet net usable; and

            1.3.2 Additional Premises. 1,271 square feet net rentable and 1,080 square feet net usable (as referenced in attached Exhibit "A").

    2. Basic Annual Rent. Paragraph 1.5 of the Lease is hereby deleted in its entirety and is replaced with the following new Paragraph 1.5:

        "1.5. Basic Annual Rent. The Basic Annual Rent shall be $131,285.00, at $17.50 per square foot, computed as follows:


            1.5.1 Sixth Floor. The initial annual rent for the sixth floor Original Premises shall be $109,042.50, computed based on $17.50 per net rentable square foot on an annual basis.

            1.5.2    Sixth Floor.   The initial annual rent for the sixth
floor Additional Premises shall be $22,242.50, computed based on $17.50 per net rentable square foot on an annual basis."

    3. Basic Monthly Rent. Paragraph 1.7 of the Lease is hereby deleted in its entirety and is replaced with the following new Paragraph 1.7:

        1.7 Basic Monthly Rent. The total Basic Monthly Rent shall be $10,940.42. Computations for the total initial monthly rent and the total Basic Monthly Rent are computed as follows:

            1.7.1    Sixth Floor.   The initial monthly rent for the sixth
floor Original Premises shall be $9,086.88.

            1.7.2     Sixth Floor.    The initial monthly rent for the sixth
floor Additional Premises shall be $1,853.54.

    4.    Tenant's Share of Operating Expenses.   Section 5.1.6 of the Lease
is hereby amended to reflect that Tenant's prorata share of the building for calculation of annual building expenses is 11.2%.

    All other terms and conditions of the lease shall remain the same and are hereby ratified in their entirety.

    WHEREOF, this First Amendment to Lease is executed by LANDLORD and TENANT as of the first date set forth above.


LANDLORD:                         TENANT:

The Towers at South Towne         English Language and Learning Instruction
#2 Limited Partnership, A Utah    Systems, Inc.
Limited Partnership



By:   /s/ James A. Morse, Jr.     By: /s/ David M. Rees
     James A. Morse, Jr.               David M. Rees
     Partner                           CEO





FOR TENANT:

STATE OF UTAH            )
                         :ss
COUNTY OF SALT LAKE      )

    On the            day of December 2002, personally appeared before me
David M. Rees who being first duly sworn did say that he is the CEO of English Language and Learning Instruction Systems, Inc., and that he did execute the foregoing instrument for and on behalf of said corporation by authority of a resolution of their board of directors, and David M. Rees duly acknowledged to me that said corporations executed the same.

(Seal)

                            Notary Public

                            My Commission Expires:
                            Residing at:



FOR LANDLORD:

STATE OF UTAH                    )
                                :ss
COUNTY OF SALT LAKE              )

    On the            day of December 2002, personally appeared before me
James A. Morse, Jr., who being first duly sworn under oath, depose and state that he is a general partner of The Towers at South Towne #2 Limited Partnership, a Utah limited partnership, and that he did execute the foregoing instrument for and on behalf of said partnership as a general partner of said Utah limited partnership pursuant to the partnership agreement and that said Utah limited partnership did execute the same.


(Seal)

                            Notary Public



                            My Commission Expires:
                            Residing at: