Form 10QSB
period 2003-03-31
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2003-05-07
CIK 1094231

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________ TO _____________.

                 COMMISSION FILE NUMBER: 0-27591

      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
_________________________________________________________________
(Exact name of small business issuer as specified in its charter)

      DELAWARE                                      33-0836078
_______________________________               _______________________________
(State or other jurisdiction of               IRS Employer Identification No.)
incorporation or organization

   406 WEST 10600 SOUTH, SUITE 610, SALT LAKE CITY, UTAH 84095
______________________________________________________________________________
             (Address of principal executive offices)

    3520 NORTH UNIVERSITY AVENUE, SUITE 275, PROVO, UTAH 84604
______________________________________________________________________________
         (Former Address of principal executive offices)

                          (801) 858-0880
______________________________________________________________________________
                   (Issuer's telephone number)

                          (801) 374-3424
______________________________________________________________________________
                (Issuer's former telephone number)

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 6, 2003, the issuer had outstanding 15,439,746 shares of Common Stock, par value $0.00001 per share, and 1,464,285 shares of Preferred Stock, par value $0.00001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The unaudited financial statements of English Language Learning and Instruction System, Inc., a Delaware corporation (the "Company"), as of March 31, 2003, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

              CONSOLIDATED FINANCIAL INFORMATION OF
                  ENGLISH LANGUAGE LEARNING AND
                   INSTRUCTION SYSTEM, INC. AND
                            SUBSIDIARY

                  MARCH 31, 2003 (UNAUDITED) AND
                   DECEMBER 31, 2002 (AUDITED)

TABLE OF CONTENTS
                                                                     Page
------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS:

    Balance Sheets                                                     1

    Statements of Operations                                           2

    Statements of Cash Flows                                           3

    Notes to Financial Statements                                      4

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY
BALANCE SHEETS
                                                      March 31,   December 31,
                                                        2003         2002
------------------------------------------------------------------------------
                                                     (Unaudited)   (Audited)
ASSETS

Current Assets:
  Cash                                             $    395,412  $    628,004
  Accounts receivable - net of allowance                517,167       587,086
  Income taxes receivable                                39,952        39,952
  Employee receivable                                     3,211         3,211
  Inventories                                            60,995        64,279
  Prepaid expenses                                      195,985       190,975
                                                   ------------- -------------
    Total current assets                              1,212,722     1,513,507

Fixed Assets:
  Property and equipment                                411,887       532,721
  Accumulated depreciation                             (167,275)     (244,391)
                                                   ------------- -------------
    Net fixed assets                                    244,612       288,330

Other Assets:
  Note receivable                                       355,707       350,000
  Deferred tax asset                                  1,008,203     1,039,820
  Other assets                                          253,400       230,891
                                                   ------------- -------------
    Total other assets                                1,617,310     1,620,711
                                                   ------------- -------------
      Total assets                                 $  3,074,644  $  3,422,548
                                                   ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                 $    196,357  $    180,151
  Accrued liabilities                                   166,705       165,240
                                                   ------------- -------------
    Total current liabilities                           363,062       345,391

Deferred Tax Liability                                    8,381        20,876
                                                   ------------- -------------
    Total liabilities                                   371,443       366,267

Stockholders' Equity:
  Series A preferred stock, $0.00001 par value,
   10,000,000 shares authorized, 750,000 issued
   and outstanding                                            8             8
  Series B preferred stock, $0.00001 par value,
   10,000,000 shares authorized, 714,285 issued
   and outstanding                                            7             7
  Common stock, $0.00001 par value, 50,000,000
   shares authorized, 15,181,056 shares issued
   and outstanding                                          152           152
  Additional paid-in capital                          6,930,571     6,930,571
  Other cumulative comprehensive loss                  (212,524)     (208,758)
  Retained deficit                                   (4,015,013)   (3,665,699)
                                                   ------------- -------------
    Total stockholders' equity                        2,703,201     3,056,281
                                                   ------------- -------------
      Total liabilities and stockholders' equity   $  3,074,644  $  3,422,548
                                                   ============= =============


The accompanying notes are an integral part of these statements

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY STATEMENTS OF OPERATIONS
                                                   Three Months  Three Months
                                                   Ended March   Ended March
                                                   31, 2003      31, 2002
------------------------------------------------------------------------------
                                                  (Unaudited)    (Unaudited)

Software Sales                                     $    597,296  $  1,648,227
Non-Software Sales                                       81,334        31,464
                                                   ------------- -------------
    Total sales                                         678,630     1,679,691

Cost of Goods Sold:
  Product                                                20,903        20,063
  Dealer Commissions                                          -       608,127
  Sales Commissions                                      30,516         1,474
                                                   ------------- -------------
    Total cost of goods sold                             51,419       629,664
                                                   ------------- -------------
Gross Profit                                            627,211     1,050,027

Operating Expenses:
  Selling                                               108,446       367,842
  Marketing                                              53,510       256,159
  Development                                           157,715       348,121
  Support services                                       86,288       271,952
  General and administrative                            517,945       528,833
                                                   ------------- -------------
    Total operating expenses                            923,904     1,772,907
                                                   ------------- -------------
Operating Loss                                         (296,693)     (722,880)

Other Income (Expense):
  Interest income                                         9,376        27,422
  Loss on sale of fixed assets                          (42,875)            -
  Interest expense                                            -        (2,123)
                                                   ------------- -------------
    Total other income (expense)                        (33,499)       25,299
                                                   ------------- -------------
Loss Before Income Taxes                               (330,192)     (697,581)

Income Taxes:
  Current                                                     -             -
  Deferred                                               19,122        28,653
                                                   ------------- -------------
    Total income taxes                                   19,122        28,653
                                                   ------------- -------------
Net Loss                                           $   (349,314) $   (726,234)
                                                   ============= =============
Loss Per Share - Basic                             $      (0.02) $      (0.05)
                                                   ============= =============
Loss Per Share - Fully Diluted                     $      (0.02) $      (0.05)
                                                   ============= =============

Weighted Average Shares Outstanding:
  Basic                                              15,181,056    14,807,001
  Fully Diluted                                      15,387,865    15,724,779



The accompanying notes are an integral part of these statements.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY STATEMENTS OF CASH FLOWS
                                                   Three Months  Three Months
                                                   Ended March   Ended March
                                                   31, 2003      31, 2002
------------------------------------------------------------------------------
                                                   (Unaudited)   (Unaudited)

Cash Flows from Operating Activities:
 Net loss                                          $   (349,314) $   (726,234)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation                                         23,518        30,913
    Deferred taxes                                       19,122        28,653
    Loss on sale of fixed assets                         42,875             -
    Accrued interest on note receivable                  (5,707)            -
    (Increase) decrease in operating assets:
      Accounts receivable                                69,918      (556,957)
      Employee receivable                                     -        (4,243)
      Inventories                                         3,284        (9,217)
      Prepaid expenses                                   (5,009)       86,253
      Other assets                                      (22,508)         (500)
    Increase (decrease) in operating liabilities:
      Accounts payable                                   16,207        65,870
      Accrued liabilities                                 1,463      (125,010)
                                                   ------------- -------------
        Total adjustments                               143,163      (484,238)
                                                   ------------- -------------
    Net cash used by operating activities              (206,151)   (1,210,472)

Cash Flows from Investing Activities:
 Proceeds from sale of marketable securities                  -     2,103,740
 Proceeds from sale of fixed assets                       6,135             -
 Purchase of equipment                                  (32,576)      (64,382)
 Repayment of notes receivable                                -        28,334
 Loan to distributor                                          -      (275,000)
                                                   ------------- -------------
    Net cash provided (used) by investing activities    (26,441)    1,792,692

Cash Flows from Financing Activities:
 Repayment of line of credit                                  -      (130,901)
 Proceeds from issuance of common stock                       -           625
                                                   ------------- -------------
    Net cash used by financing activities                     -      (130,276)
                                                   ------------- -------------
Net Change in Cash                                     (232,592)      451,944

Beginning Cash                                          628,004             -
                                                   ------------- -------------
Ending Cash                                        $    395,412  $    451,944
                                                   ============= =============

Supplemental Information:
------------------------
    The Company paid $0 and $2,123 in interest during the three months ended March 31, 2003 and 2002, respectively. The Company paid no income taxes during the three months ended March 31, 2003 and 2002.




The accompanying notes are an integral part of these statements.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 1.  Accounting Policies
         -------------------

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes and with the historical financial information of the Company. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending December 31, 2003.

Note 2.  Agreement with Distributors
         ---------------------------

Prior to 2003, the Company recorded revenue at the price the software was sold to the end customer ("gross sales price") under agreements with their distributors. The Company has renegotiated its agreements with the distributors, which requires the Company record revenue at the price the software is sold to its distributors ("net sales price") effective January 1, 2003.

The effect of this change on software sales for the three months ended March 31, 2003 is a decrease of $373,661, which is the difference between the gross sales price and the net sales price. This difference between the gross sales price and the net sales price is called "Dealer Commissions" on the consolidated statement of operations for the three months ended March 31, 2002. This change will have no effect on net loss per share.

Note 3.  Allowance for Doubtful Accounts
         -------------------------------

The allowance for doubtful accounts at March 31, 2003 and December 31, 2002 is $163,540 and $248,307, respectively.

Note 4.  Stock Option Plan
         -----------------

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting of Stock-Based Compensation" as amended by SFAS No. 148. Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation expense been determined based on fair value at the grant date consistent with the provisions of

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 4.  Stock Option Plan (continued)
         -----------------------------

SFAS 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                   March 31,      March 31,
                                                     2003           2002
                                                ------------- --------------

    Net loss, as reported                       $   (349,314) $    (726,234)
    Total stock-based employee compensation
     expense determined by fair value-based
     method of awards                                 (9,023)       (14,785)
                                                ------------- --------------

    Net loss, pro forma                         $   (358,337) $    (741,019)
                                                ============= ==============

    Basic loss per share, as reported           $      (0.02) $       (0.05)
    Basic loss per share, pro forma             $      (0.02) $       (0.05)



The pro forma effect on net loss may not be representative of the pro forma effect on net income for future years due to among other things: (i) the vesting period of future stock options and the (ii) fair value of additional stock options in future years. The fair value of the options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:


     Expected dividend yield                  -              -
     Expected stock price volatility         90%            90%
     Risk-free interest rate               5.00%          6.11%
     Expected life of options            7 years        7 years


The weighted average fair value of options granted during the three months ended March 31, 2003 and 2002 was $0.18 and $0.14, respectively.


Note 5.  Subsequent Events
         -----------------

On April 6, 2003, the Company issued 302,852 additional shares of common stock to stockholders under the provisions of a termination agreement described below. With the issuance of these shares, the Company has issued all of the 676,400 shares required by the termination agreement.

In June 2001, the Company terminated a relationship with its investment advisor. As a condition of this termination agreement, the financial advisor and all investors introduced to the Company by the advisor are entitled to additional shares of common stock should the Company's S-3 Registration Statement not be accepted by the U.S. Securities and Exchange Commission (SEC) by November 15, 2001. The number of shares to be awarded was based on the initial shares purchased during the term the financial advisor was retained and were to be awarded for each month beyond November 15, 2001 that the S-3 Registration Statement was not accepted by the SEC.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis of the Company's financial condition as of March 31, 2003 and the Company's results of operations for the three month periods ended March 31, 2003 and March 31, 2002 should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. All information contained in this Item 2 reflects only the Company's continuing operations.

Results of Operations

         The Company's current operations consist of operations historically conducted by Computer Assisted Learning and Instruction System, Inc.


Comparison of the Three-Month Periods Ended March 31, 2003 and March 31, 2002

         Revenues. Revenues for the three-month period ended March 31, 2003 were $678,630, compared to $1,679,691 for the three-month period ended March
31, 2002.   In 2003, revenues are recognized net of dealer discounts.  In
2002, these discounts were included in Cost of Sales. For the three-month period ended March 31, 2002, these discounts amounted to $608,127. Reducing 2002 revenues by this amount would result in net revenues for the first three months to $1,071,564, compared to similar net revenues of $678,630 for the same period in 2003. The three-month period ended March 31, 2002 included a sale of $484,645 to a major customer in the United Kingdom and a sale of $173,488 to a major customer in New York. The three-month period ended March 31, 2003 included no sales over $50,000.

         Cost of Sales. Cost of sales for the three-month period ended March 31, 2003 were $51,419, compared to $629,664 for the three-month period ended
March 31, 2002.   The substantial decrease in 2003 is the result of the
accounting change mentioned in the paragraph above. Cost of sales in the three-month period ended March 31, 2003 is net of dealer fees.

         Operating Expenses. Operating expenses for the three-month period ended March 31, 2003 were $923,904, compared to $1,772,907 for the three-month period ended March 31, 2002. Selling and marketing expenses decreased from $624,001 during these three months in 2002 to $161,956 for the same three months in 2003 due to the decrease in size of our direct sales and marketing force both domestically and internationally, where we switched to a model of independent sales representatives doing the majority of our selling and marketing. Development expenses decreased from $348,121 during the first quarter of 2002 to $157,715 due to reductions in staff and limiting outsourced development projects. Training and Support Services decreased from $271,952 in the first three months of 2002 to $86,288 in the same three months in 2003 due to the decrease in the training and support needs of all product lines. General and Administrative expenses decreased from $528,833 in the first quarter of 2002 to $517,945 in the first quarter of 2003. This decrease was due to the reduction in administrative staff, offset by increased expenses incurred in the Brazil operations.

         Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the three-month period ended March 31, 2003, these costs were $23,518, compared to $30,913 for the three-month period ended March 31, 2002. This decrease was due to the smaller asset base used to support the decreased size of the Company.

Liquidity and Capital Resources

         The Company has funded its cash requirements for the three-month period ended March 31, 2003 entirely through its operating activities. The same period a year ago was funded through private offerings of common and preferred stock as well as operating activities.

         The Company is currently incurring cash expenses in the amount of approximately $270,000 per month for all operations excluding Brazil, of which fixed costs account for approximately $260,000. The Company anticipates that expenditures in Brazil will be greatly reduced on a going forward basis. The Company anticipates capital expenditures will be approximately $100,000 for the current fiscal year. The Company believes that its current liquidity and capital resources are sufficient to support the Company's ongoing business operations.

Item 3 - Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and acting Chief Financial Officer of the Company, David M. Rees and Dennis R. Hanks, concluded that the Company's disclosure controls and procedures were adequate.

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

Dated: May 6, 2003      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.

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

                             /s/ David M. Rees
Date: May 6, 2003          __________________________________________
                           David M. Rees, Principal Executive Officer

            PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Dennis R. Hanks, certify that:

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

                             /s/ Dennis R. Hanks
Date: May 6, 2003            ___________________________________________
                             Dennis R. Hanks, Principal Financial Officer

         CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT
                      18 U.S.C. SECTION 1350
                AS ADOPTED PURSUANT TO SECTION 906
                OF THE SARBANES-OXLEY ACT OF 2002

I, David M. Rees, President, Chief Executive Officer and Principal Executive Officer of English Language Learning and Instruction System, Inc. (the "Company") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Quarterly Report on Form 10-QSB of the Company for the period ended March 31, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    May 6, 2003

/s/ David M. Rees
----------------------
David M. Rees
President, Chief Executive Officer
and Principal Executive Officer

         CERTIFICATION PURSUANT TO THE SARBANES-OXLEY ACT
                      18 U.S.C. SECTION 1350
                AS ADOPTED PURSUANT TO SECTION 906
                OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis Hanks, Vice President, Principal Financial Officer of English Language Learning and Instruction System, Inc. (the "Company") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Quarterly Report on Form 10-QSB of the Company for the period ended March 31, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    May 6, 2003

/s/ Dennis Hanks
----------------------
Dennis Hanks
Vice President
and Principal Financial Officer