Form 10QSB
period 2003-06-30
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2003-07-22
CIK 1094231

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended  JUNE 30, 2003.

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT

        For the transition period from_____________ to _____________.


                 COMMISSION FILE NUMBER: 0-27591


      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
__________________________________________________________________
(Exact name of small business issuer as specified in its charter)

            DELAWARE                                  33-0836078
      _______________________________   ________________________________
      (State or other jurisdiction of   (IRS Employer Identification No.)
       incorporation or organization)

   406 WEST 10600 SOUTH, SUITE 610, SALT LAKE CITY, UTAH 84095
__________________________________________________________________
             (Address of principal executive offices)

                                NA
_________________________________________________________________
      (Former name, former address and former fiscal year,
                  if changed since last report)


                          (801) 858-0880
_________________________________________________________________
                   (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of July 17, 2003, the issuer had outstanding 15,439,746 shares of Common Stock, par value $0.00001 per share, and 1,464,285 shares of Preferred Stock, par value $0.00001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements of English Language Learning and Instruction System, Inc., a Delaware corporation (the "Company"), as of June 30, 2003, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

              CONSOLIDATED FINANCIAL INFORMATION OF
                  ENGLISH LANGUAGE LEARNING AND
                   INSTRUCTION SYSTEM, INC. AND
                            SUBSIDIARY

                  JUNE 30, 2003 (UNAUDITED) AND
                   DECEMBER 31, 2002 (AUDITED)

TABLE OF CONTENTS
                                                                   Page
------------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS:

    Balance Sheets                                                  1

    Statements of Operations                                        2

    Statements of Cash Flows                                        3

    Notes to Financial Statements                                   4

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.,
AND SUBSIDIARY
BALANCE SHEETS                                     June 30,      December 31,
                                                   2003          2002
------------------------------------------------------------------------------
                                                   (Unaudited)   (Audited)
ASSETS

Current Assets:
  Cash                                             $    536,817  $   628,004
  Accounts receivable - net of allowance                961,971      587,086
  Income taxes receivable                                     -       39,952
  Employee receivable                                     2,572        3,211
  Inventories                                            70,732       64,279
  Deferred tax asset                                     83,158            -
  Prepaid expenses                                      172,777      190,975
                                                   ------------- ------------
    Total current assets                              1,828,027    1,513,507

Fixed Assets:
  Property and equipment                                411,887      532,721
  Accumulated depreciation                             (190,090)    (244,391)
                                                   ------------- ------------
    Net fixed assets                                    221,797      288,330

Other Assets
  Note receivable                                       327,120      350,000
  Deferred tax asset                                    880,356    1,039,820
  Other assets                                          278,400      230,891
                                                   ------------- ------------
    Total other assets                                1,485,876    1,620,711
                                                   ------------- ------------
      Total assets                                 $  3,535,700  $ 3,422,548
                                                   ============= ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                 $    211,587  $   180,151
  Accrued liabilities                                   316,192      165,240
                                                   ------------- ------------
    Total current liabilities                           527,779      345,391

Stockholders' Equity:
  Series A preferred stock, $0.00001 par value,
    10,000,000 shares authorized, 750,000
    issued and outstanding                                    8            8
  Series B preferred stock, $0.00001 par value,
    10,000,000 shares authorized, 714,285 shares
    issued and outstanding                                    7            7
  Common stock, $0.00001 par value, 50,000,000
    shares authorized 15,588,171 and 15,181,056
    shares issued and outstanding at June 30, 2003
    and December 31, 2002, respectively                     155          152
  Additional paid-in capital                          6,930,568    6,930,571
  Other cumulative comprehensive loss                  (212,537)    (208,758)
  Retained deficit                                   (3,710,280)  (3,665,699)
                                                   ------------- ------------
    Total stockholders' equity                        3,007,921    3,056,281
                                                   ------------- ------------
      Total liabilities and stockholders' equity   $  3,535,700  $ 3,422,548
                                                   ============= ============


The accompanying notes are an integral part of these statements.




ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.,
AND SUBSIDIARY
STATEMENTS OF OPERATIONS
                               Three Months  Three Months  Six Months    Six Months
                               Ended June    Ended June    Ended June    Ended June
                               30, 2003      30, 2002      30, 2003      30, 2002
--------------------------------------------------------------------------------------
                               (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

Software Sales                 $  1,108,918  $  2,655,367  $  1,706,214  $  4,303,594
Non-Software Sales                  163,916        66,747       245,250        98,211
                               ------------- ------------- ------------- -------------
    Total sales                   1,272,834     2,722,114     1,951,464     4,401,805

Cost of Goods Sold:
  Product                            35,027        49,582        55,930        69,645
  Dealer commissions                      -       917,121             -     1,525,248
  Sales commissions                  55,960         8,963        86,476        10,437
                               ------------- ------------- ------------- -------------

    Total cost of goods sold         90,987       975,666       142,406     1,605,330
                               ------------- ------------- ------------- -------------
Gross Profit                      1,181,847     1,746,448     1,809,058     2,796,475

Operating Expenses:
  Selling expenses                  134,402       860,305       242,848     1,228,147
  Marketing expenses                 73,483       142,918       126,993       399,077
  Development expenses              158,840       306,910       316,555       655,031
  Support services                   85,065       221,873       171,353       493,825
  General and administrative        395,555       538,327       913,500     1,067,160
                               ------------- ------------- ------------- -------------
    Total operating expenses        847,345     2,070,333     1,771,249     3,843,240
                               ------------- ------------- ------------- -------------
Operating Income (Loss)             334,502      (323,885)       37,809    (1,046,765)

Other Income (Expense):
  Interest income                     8,998        (4,559)       18,374        22,863
  Loss on sale of fixed assets            -             -       (42,875)            -
  Other expense                      (2,359)            -        (2,359)            -
  Interest expense                        -           (57)            -        (2,180)
                               ------------- ------------- ------------- -------------
    Total other income (expense)      6,639        (4,616)      (26,860)       20,683
                               ------------- ------------- ------------- -------------
Income (Loss) Before Income Taxes   341,141      (328,501)       10,949    (1,026,082)

Provision for Income Tax:
  Current                               100             -           100             -
  Deferred                           36,308       257,400        55,430       256,530
                               ------------- ------------- ------------- -------------
    Total income tax
    expense (benefit)                36,408       257,400        55,530       256,530
                               ------------- ------------- ------------- -------------
Net Income (Loss)              $    304,733  $   (585,901) $    (44,581) $ (1,282,612)
                               ============= ============= ============= =============
Income (Loss) Per Share -
  Basic                        $       0.02  $      (0.04) $      (0.00) $      (0.09)
                               ============= ============= ============= =============
Income (Loss) Per Share -
  Fully Diluted                $       0.02  $      (0.04) $      (0.00) $      (0.09)
                               ============= ============= ============= =============

Weighted Average Shares Outstanding:
  Basic                          15,467,083    14,807,552    15,324,069    14,807,255
  Fully Diluted                  15,874,198    15,986,086    15,532,823    16,001,166


The accompanying notes are an integral part of these statements.




ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.,
AND SUBSIDIARY
STATEMENTS OF CASH FLOWS                           Six Months    Six Months
                                                   Ended June    Ended June
                                                   30, 2003      30, 2002
------------------------------------------------------------------------------
                                                   (Unaudited)   (Unaudited)

Cash Flows from Operating Activities:
 Net income (loss)                                 $    (44,581) $ (1,282,612)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation                                         46,333        65,151
    Deferred taxes                                       55,430       256,530
    Noncash wages                                             -        47,813
    Loss on sale of fixed assets                         42,875             -
    Provision for bad debt                               10,000        35,000
   (Increase) decrease in operating assets:
      Accounts receivable                              (384,886)   (1,037,514)
      Income taxes receivable                            39,952             -
      Employee receivable                                   639        (3,643)
      Inventories                                        (6,453)        5,683
      Prepaid expenses                                   18,186       106,655
      Other assets                                      (47,508)     (101,500)
    Increase (decrease) in operating liabilities:
      Accounts payable                                   31,437       (45,370)
      Accrued liabilities                               150,950       (75,742)
                                                   ------------- -------------
        Total adjustments                               (43,045)     (746,937)
                                                   ------------- -------------
    Net cash used by operating activities               (87,626)   (2,029,549)

Cash Flows from Investing Activities:
  Proceeds from sale of marketable securities                 -     2,203,740
  Proceeds from sale of fixed assets                      6,135             -
  Purchase of equipment                                 (32,576)     (261,471)
  Purchase of franchise                                       -      (223,872)
  Repayment of note receivable                           22,880       388,375
                                                   ------------- -------------
    Net cash provided (used) by investing activities     (3,561)    2,106,772

Cash Flows from Financing Activities:
  Repayment of line of credit                                 -      (130,901)
  Proceeds from issuance of common stock                      -         1,125
  Proceeds from issuance of preferred stock                   -       500,000
  Stock issuance costs incurred                               -        (7,131)
                                                   ------------- -------------
    Net cash provided by financing activities                 -       363,093
                                                   ------------- -------------
Net Change in Cash                                      (91,187)      440,316

Beginning Cash                                          628,004             -
                                                   ------------- -------------
Ending Cash                                        $    536,817  $    440,316
                                                   ============= =============

Supplemental Information:
-------------------------

   The Company paid $0 and $2,180 in interest during the six months ended June 30, 2003 and 2002, respectively. The Company paid $100 and $0 in income taxes during the six months ended June 30, 2003 and 2002, respectively.

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

Note 2.  Agreement with Distributors
         ---------------------------

Prior to 2003, the Company recorded revenue at the price the software was sold to the end customer ("gross sales price") under agreements with their distributors. The Company has renegotiated its agreements with the distributors, which requires the Company to record revenue at the price the software is sold to its distributors ("net sales price") effective January 1, 2003.

The effect of this change on software sales for the three and six months ended June 30, 2003 is a decrease in reported sales volume of $881,092 and $1,254,753, respectively, which is the difference between the gross sales price and the net sales price. This difference between the gross sales price and the net sales price is called "Dealer Commissions" on the consolidated statements of operations for the three and six months ended June 30, 2002. This change will have no effect on net income (loss) per share.

Note 3.   Allowance for Doubtful Accounts
          -------------------------------

The allowance for doubtful accounts at June 30, 2003 and December 31, 2002 is $173,540 and $248,307, respectively.

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
         -----------------------------

SFAS 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                   June 30,       June 30,
                                                     2003          2002
                                                ------------- -------------
     Net income (loss), as reported             $        947  $ (1,282,612)
     Total stock-based employee compensation
       expense determined by fair value-based
       method of awards                               (9,023)      (14,785)
                                                ------------- -------------
     Net loss, pro forma                        $     (8,076) $ (1,297,397)
                                                ============= =============

     Basic loss per share, as reported          $      (0.00) $      (0.09)
     Basic loss per share, pro forma            $      (0.00) $      (0.09)


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
    Expected life of options                              7 years   7 years


The weighted average fair value of options granted during the six months ended June 30, 2003 and 2002 was $0.18 and $0.14, respectively.

Note 5  Earnings (Loss) per Share
        -------------------------

The computation of basic earnings per share is based on the weighted average number of common shares outstanding during each period.

The computation of fully-diluted earnings per share is based on the weighted average number of common shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.

Note 6.  Stock Issuance
         ---------------

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

In June 2001, the Company terminated a relationship with its investment advisor. As a condition of this termination agreement, the financial advisor and certain other third parties were entitled to additional shares of common stock should the Company's S-3 Registration Statement not be declared effective by the U.S. Securities and Exchange Commission (SEC) by November 15, 2001. The number of shares to be awarded was based on the initial shares purchased during the term the financial advisor was retained and were to be awarded for each month beyond November 15, 2001 that the S-3 Registration Statement was not declared effective by the SEC.

Note 7.   Impact of Recently Issued Accounting Guidance
          ---------------------------------------------

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies and expands existing disclosure requirements for guarantees, including loan guarantees, and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for the Company's current financial statements ending December 31, 2002. The adoption of the disclosure requirements of FIN No. 45 during 2002, as well as the initial recognition and initial measurement provisions of FIN No. 45 in 2003, did not have an impact on our financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 will apply to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the statement of operations. The Company has not yet determined the impact this new standard will have on its results of operations or financial position, if any.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND
SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 7.   Impact of Recently Issued Accounting Guidance (continued)
          ---------------------------------------------------------

In April 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements," and FASB Statement No. 44 "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 are required to be applied to fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have any impact on the Company's financial position or results of operations.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND
SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 7.  Impact of Recently Issued Accounting Guidance (continued)
         ---------------------------------------------------------

Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Statement 149 amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. The Company does not expect adoption of this statement to have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement 150 establishes standards for how an issuer classifies and measures certain financial instrument with characteristics of both liabilities and equity. It requires that issuers classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement with the definitions of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual indexed financial instruments. This Statement is effective for financial instruments entered into modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. The Company does not expect adoption of this statement to have a material impact on the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

      The following discussion and analysis of the Company's financial condition as of June 30, 2003 and the Company's results of operations for the three month periods ended June 30, 2003 and June 30, 2002 should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. All information contained in this Item 2 reflects only the Company's continuing operations.


Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2003 and June 30, 2002

     Revenues. Revenues for the three-month period ended June 30, 2003 were $1,272,834, compared to $2,722,114 for the three-month period ended June 30,
2002.   In 2003, revenues were recognized net of dealer discounts.  In 2002, these discounts were included in Cost of Sales. For the three-month period ended June 30, 2002, these discounts amounted to $917,121. Reducing 2002 revenues by this amount would result in net revenues of $1,738,246 for the period compared to net revenues of $1,272,834 for the same period in 2003.
The decrease in revenues in 2003 was the result of lower domestic and international sales, slightly offset by an increase in revenue associated with domestic grants and appropriations.

     Cost of Sales. Cost of sales for the three-month period ended June 30, 2003 were $90,987, compared to $975,666 for the three-month period ended June
30, 2002.   The substantial decrease in 2003 is the result of the accounting change detailed in the paragraph above. If the accounting change is applied to the three-month period ended June 30, 2002, then cost of sales would have been $58,545, compared to $90,987 for the three-month period ended June 30, 2003. The increase is the result of a new commission structure.

     Operating Expenses. Operating expenses for the three-month period ended June 30, 2003 were $847,345, compared to $2,070,333 for the three-month period ended June 30, 2002. Selling and marketing expenses decreased from $1,003,223 during these three months in 2002 to $207,885 for the same three months in 2003 due to a decrease in expenses incurred in Brazil, and a decrease in the size of our direct sales and marketing force both domestically and internationally, where we switched to a model of independent sales representatives doing the majority of our selling and marketing. Development expenses decreased from $306,910 during the second quarter of 2002 to $158,840 due to reductions in staff and limiting outsourced development projects. Support Services decreased from $221,873 in the second quarter of 2002 to $85,065 in the same three months in 2003 due to the decrease in the support needs of all product lines. General and Administrative expenses decreased from $538,327 in the second quarter of 2002 to $395,555 in the second quarter of 2003. This decrease was due to the reduction in administrative staff.

     Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the three-month period ended June 30, 2003, these costs were $22,815, compared to $33,160 for the three-month period ended June 30, 2002. This decrease was due to the smaller asset base used to support the decreased size of the Company.


Comparison of the Six-Month Periods Ended June 30, 2003 and June 30, 2002


     Revenues. Revenues for the six-month period ended June 30, 2003 were $1,951,464, compared to $4,401,805 for the period ended June 30, 2002. In 2003, revenues were recognized net of dealer discounts. In 2002, these discounts were included in Cost of Sales. For the six-month period ended June 30, 2002, these discounts amounted to $1,525,248. Reducing 2002 revenues by this amount would result in net revenues of $2,876,557 for the period compared to similar net revenues of $1,951,464 for the same period in 2003. The decrease in revenues in 2003 was the result of lower domestic and international sales, slightly offset by an increase in revenue associated with domestic grants and appropriations.

     Cost of Sales. Cost of sales for the six-month period ended June 30, 2003 were $142,406, compared to $1,605,330 for the six-month period ended June
30, 2002.   The substantial decrease in 2003 is the result of the accounting change detailed in the paragraph above. If the accounting change is applied to the six-month period ended June 30, 2002, then cost of sales would have been $80,082, compared to $142,406 for the six-month period ended June 30, 2003. The increase is the result of a new commission structure.

     Operating Expenses. Operating expenses for the six-month period ended June 30, 2003 were $1,771,249, compared to $3,843,240 for the six-month period ended June 30, 2002. Selling and marketing expenses decreased from $1,627,224 during these six months in 2002 to $369,841 for the same six months in 2003 due to a decrease in expenses incurred in Brazil, and a decrease in the size of our direct sales and marketing force both domestically and internationally, where we switched to a model of independent sales representatives doing the majority of our selling and marketing. Development expenses decreased from $655,031 during the six-month period of 2002 to $316,555 during the same period of 2003 due to reductions in staff and limiting outsourced development projects. Support Services decreased from $493,825 in the six-month period of 2002 to $171,353 in the same six-month period in 2003 due to the decrease in the support needs of all product lines. General and Administrative expenses decreased from $1,067,160 in the first six months of 2002 to $913,500 in the first six months of 2003. This decrease was due to the reduction in administrative staff.

     Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the six-month period ended June 30, 2003, these costs were $46,334, compared to $65,151 for the six-month period ended June 30, 2002. This decrease was due to the smaller asset base used to support the decreased size of the Company.

Liquidity and Capital Resources

     The Company has funded its cash requirements for the six-month period ended June 30, 2003 entirely through its operating activities. The same period a year ago was funded through private offerings preferred stock as well as operating activities.

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

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         None.

Item 5.  Other Information.

         None.


Item 6.  Exhibits and Reports on Form 8-K.

         Exhibit no.     Description
         -----------     -----------
           99.1          Section 1350 certifications

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 21, 2003    ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.

                             /S/ DAVID M. REES
                        By:_________________________________________________
                             DAVID M. REES
                             Chief Executive Officer, President and Director



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

                             /s/  David M. Rees
Date: July 21, 2003          __________________________________________
                             David M. Rees, Principal Executive Officer

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

                                /s/ Dennis R. Hanks
Date: July 21, 2003            ___________________________________________
                               Dennis R. Hanks, Principal Financial Officer