Form 10QSB
period 2003-09-30
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2003-11-12
CIK 1094231

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
        SEPTEMBER 30, 2003.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________ TO _____________.

        COMMISSION FILE NUMBER: 0-27591

      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
_________________________________________________________________________
(Exact name of small business issuer as specified in its charter)


       DELAWARE                                         33-0836078
  ________________________________         ________________________________
   (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)

   406 WEST 10600 SOUTH, SUITE 610, SALT LAKE CITY, UTAH 84095
_________________________________________________________________________
             (Address of principal executive offices)


                          (801) 858-0880
__________________________________________________________________________
                   (Issuer's telephone number)



               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 12, 2003, the issuer had outstanding 15,439,746 shares of Common Stock, par value $0.00001 per share, and 1,464,285 shares of Preferred Stock, par value $0.00001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

      The unaudited financial statements of English Language Learning and Instruction System, Inc., a Delaware corporation (the "Company"), as of September 30, 2003, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

              CONSOLIDATED FINANCIAL INFORMATION OF
                  ENGLISH LANGUAGE LEARNING AND
             INSTRUCTION SYSTEM, INC., AND SUBSIDIARY

                SEPTEMBER 30, 2003 (UNAUDITED) AND
                   DECEMBER 31, 2002 (AUDITED)

TABLE OF CONTENTS
                                                              Page
---------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS:

    Balance Sheet                                               1

    Statements of Operations                                    2

    Statements of Cash Flows                                    3

    Notes to Financial Statements                               4

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.,
AND SUBSIDIARY
BALANCE SHEET                                                   September 30,
                                                                     2003
-----------------------------------------------------------------------------
                                                                 (Unaudited)
ASSETS

Current Assets:
  Cash                                                          $    499,703
  Accounts receivable - net of allowance                             238,567
  Income taxes receivable                                                  -
  Employee receivable                                                  2,404
  Inventories                                                         80,369
  Deferred tax assets                                                 83,933
  Prepaid expenses                                                   243,696
                                                                -------------
    Total current assets                                           1,148,672

Fixed Assets:
  Property and equipment                                             384,516
  Accumulated depreciation                                          (202,310)
                                                                -------------
    Net fixed assets                                                 182,206

Other Assets:
  Note receivable                                                    321,981
  Deferred tax asset                                                 925,763
  Other assets                                                        83,703
                                                                -------------
    Total other assets                                             1,331,447
                                                                -------------

    Total assets                                                $  2,662,325
                                                                =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                              $     97,129
  Accrued liabilities                                                279,503
                                                                -------------
    Total current liabilities                                        376,632

Stockholders' Equity:

  Series A preferred stock, $0.00001 par value, 10,000,000
   shares authorized, 750,000 issued and outstanding                       8
  Series B preferred stock, $0.00001 par value, 10,000,000
   shares authorized, 714,285 shares issued and outstanding                7
  Common stock, $0.00001 par value, 50,000,000 shares authorized,
   15,588,171 and 15,181,056 shares issued and outstanding
   at September 30, 2003 and December 31, 2002, respectively             155
  Additional paid-in capital                                       6,930,568
  Other cumulative comprehensive loss                                      -
  Accumulated deficit                                             (4,645,045)
                                                                -------------
    Total stockholders' equity                                     2,285,693
                                                                -------------

    Total liabilities and stockholders' equity                  $  2,662,325
                                                                =============

The accompanying notes are an integral part of these statements





ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.,
AND SUBSIDIARY
STATEMENTS OF OPERATIONS
                                     Three Months    Three Months    Nine Months     Nine Months
                                     Ended September Ended September Ended September Ended September
                                     30, 2003        30, 2002        30, 2003        30, 2002
----------------------------------------------------------------------------------------------------
                                     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Software Sales                       $      417,099  $      727,661  $    2,123,313  $    4,838,023
Non-Software Sales                           41,587          21,195         205,142         119,406
                                     --------------- --------------- --------------- ---------------
  Total sales                               458,686         748,856       2,328,455       4,957,429

Cost of Goods Sold:
  Product                                    28,169          29,654          84,099          99,299
  Dealer commissions                              -         294,397               -       1,819,645
  Sales commissions                          51,842          13,308         138,318          23,745
                                     --------------- --------------- --------------- ---------------
   Total cost of goods sold                  80,011         337,359         222,417       1,942,689
                                     --------------- --------------- --------------- ---------------
Gross Profit                                378,675         411,497       2,106,038       3,014,740

Operating Expenses:
  Selling expenses                          127,600         760,519         370,448       1,988,666
  Marketing expenses                         57,674          76,014         184,667         475,091
  Development expenses                      178,996         246,175         495,551         901,206
  Support services                          106,414         202,042         277,767         695,867
  General and administrative                327,863         531,813       1,073,719       1,115,577
                                     --------------- --------------- --------------- ---------------
   Total operating expenses                 798,547       1,816,563       2,402,152       5,176,407
                                     --------------- --------------- --------------- ---------------
Operating Loss                             (419,872)     (1,405,066)       (296,114)     (2,161,667)

Other Income (Expense):
  Interest income                             8,562          11,235          26,936          34,099
  Loss on sale of fixed assets                    -          (9,250)        (42,875)         (9,250)
  Other expense                                   -               -          (2,359)              -
  Interest expense                                -               -               -          (2,180)
                                     --------------- --------------- --------------- ---------------
   Total other income (expense)               8,562           1,985         (18,298)         22,669
                                     --------------- --------------- --------------- ---------------
Loss Before Income Taxes                   (411,310)     (1,403,081)       (314,412)     (2,138,998)

Provision for Income Tax:
  Current                                         -               -             100               -
  Deferred                                  (46,182)       (675,247)          9,248        (418,717)
                                     --------------- --------------- --------------- ---------------
   Total income tax expense (benefit)       (46,182)       (675,247)          9,348        (418,717)
                                     --------------- --------------- --------------- ---------------
Loss From Continuing Operations            (365,128)       (727,834)       (323,760)     (1,720,281)

Discontinued Operations:
  Loss from operations of
   discontinued subsidiary                        -               -         (85,949)       (290,165)
  Loss on disposal of subsidiary           (569,637)              -        (569,637)              -
                                     --------------- --------------- --------------- ---------------
   Total discontinued operations           (569,637)              -        (655,586)       (290,165)
                                     --------------- --------------- --------------- ---------------
Net Loss                             $     (934,765) $     (727,834) $     (979,346) $   (2,010,446)
                                     =============== =============== =============== ===============
Loss Per Share - Basic
  Loss from continuing operations    $        (0.02) $        (0.05) $        (0.02) $        (0.12)
  Loss from discontinued operations           (0.04)              -           (0.04)          (0.02)
                                     --------------- --------------- --------------- ---------------
   Net loss                          $        (0.06) $        (0.05) $        (0.06) $        (0.14)
                                     =============== =============== =============== ===============
Loss Per Share - Fully Diluted
  Loss from continuing operations    $        (0.02) $        (0.05) $        (0.02) $        (0.12)
  Loss from discontinued operations           (0.04)              -           (0.04)          (0.02)
                                     --------------- --------------- --------------- ---------------
   Net loss                          $        (0.06) $        (0.05) $        (0.06) $        (0.14)
                                     =============== =============== =============== ===============
Weighted Average Shares Outstanding:
  Basic                                  15,483,908      14,807,508      15,379,592      14,807,343
  Fully Diluted                          15,695,175      15,998,119      15,589,179      15,994,336


The accompanying notes are an integral part of these statements.




ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.,
AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
                                               Nine Months     Nine Months
                                               Ended September Ended September
                                               30, 2003        30, 2002
------------------------------------------------------------------------------
                                               (Unaudited)     (Unaudited)

Cash Flows from Operating Activities:

  Net loss                                     $     (979,346)  $  (2,010,446)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                       70,199          94,923
    Deferred taxes                                      9,248        (418,717)
    Loss on disposal of subsidiary                    569,637               -
    Noncash wages                                           -          47,813
    Loss on sale of fixed assets                       42,875           9,250
    Provision for bad debt                             74,767         538,420
    (Increase) decrease in operating assets:
      Accounts receivable                             245,121        (132,281)
      Income tax receivable                            39,952               -
      Employee receivable                                 639          (5,746)
      Inventories                                     (28,889)         19,327
      Prepaid expenses                                (54,164)         88,480
      Other assets                                    (64,581)         (1,500)
    Increase (decrease) in operating liabilities:
      Accounts payable                                  9,950         (43,485)
      Accrued liabilities                              39,261        (200,408)
                                               --------------- ---------------
       Cash provided by continuing operations         (25,331)     (2,014,370)
       Net cash used for discontinued operations      (77,424)              -
                                               --------------- ---------------

     Net cash used by operating activities           (102,755)     (2,014,370)

Cash Flows from Investing Activities:
  Proceeds from sale of marketable securities               -       2,203,740
  Proceeds from sale of fixed assets                    6,135           2,250
  Purchase of equipment                               (59,700)       (268,261)
  Purchase of franchise                                     -        (223,872)
  Repayment of notes receivable                        28,019         371,681
                                               --------------- ---------------
     Net cash provided (used) by investing
      activities                                      (25,546)      2,085,538

Cash Flows from Financing Activities:
  Repayment of line of credit                               -        (130,901)
  Proceeds from issuance of common stock                    -           1,125
  Proceeds from issuance of preferred stock                 -         500,000
  Stock issuance costs incurred                             -          (7,131)
                                               --------------- ---------------

     Net cash provided by financing activities              -         363,093
                                               --------------- ---------------
Net Change in Cash                                   (128,301)        434,261

Beginning Cash                                        628,004               -
                                               --------------- ---------------

Ending Cash                                    $      499,703  $      434,261
                                               =============== ===============



Supplemental Information:
------------------------
  The Company paid $0 and $2,180 in interest during the nine months ended September 30, 2003 and 2002, respectively. The Company paid $100 in income taxes during the nine months ended September 30, 2003 and $0 during the nine months ended September 30, 2002.

  During the nine months ended September 30, 2003, the Company discontinued the operations of its Brazilian subsidiary.

  During the nine months ended September 30, 2002, the Company issued 428,571 shares of series B preferred stock in exchange for 250,000 outstanding shares of Series A preferred stock. The Company also gave equipment and vehicles with a net book value of $47,813 to employees as additional compensation.



The accompany notes are an integral part of these statements.

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

          The effect of this change on software sales for the three and nine months ended September 30, 2003 is a decrease in reported sales volume of $451,680 and $1,706,433, respectively, which is the difference between the gross sales price and the net sales price. This difference between the gross sales price and the net sales price is called "Dealer Commissions" on the consolidated statements of operations for the three and nine months ended September 30, 2002. This change will have no effect on net income (loss) per share.

Note 3.   Allowance for Doubtful Accounts
          -------------------------------

          The allowance for doubtful accounts at September 30, 2003 and December 31, 2002 is $173,540 and $248,307, respectively.

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
          -----------------------------

          SFAS 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:


                                                  September 30,  September 30,
                                                       2003          2002
                                                  ------------- -------------

          Net loss, as reported                   $   (979,346) $ (2,010,446)
          Total stock-based employee
            compensation expense determined
            by fair value-based method of awards        (9,023)      (14,785)
                                                  ------------- -------------
          Net loss, pro forma                     $   (988,369) $ (2,025,231)
                                                  ============= =============

          Basic loss per share, as reported       $      (0.02) $      (0.12)
          Basic loss per share, pro forma         $      (0.06) $      (0.14)

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
          Expected life of options              7 years    7 years

The weighted average fair value of options granted during the nine months ended September 30, 2003 and 2002 was $0.18 and $0.14, respectively.

Note 5.   Loss per Share
          --------------

          The computation of basic earnings per share is based on the weighted average number of common shares outstanding during each period.

          The computation of fully-diluted earnings per share is based on the weighted average number of common shares outstanding during each period plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during each period.

Note 6.   Stock Issuance
          --------------

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

Note 6.  Stock Issuance (continued)
         --------------------------

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

Note 7.   Discontinued Operations
          -----------------------

          The Company determined to discontinue the operations of its Brazilian subsidiary, Ellis do Brazil Ltda., on July 1, 2003 (the "measurement date"). On July 1, 2003, the Company determined that no value would be realized from the subsidiary's assets and liabilities.

          The Company anticipates the conclusion of its subsidiary's operations will be completed by December 31, 2003.

          The Company reports the loss from discontinuing its subsidiary without any tax effects. The Company has net operating loss (NOL) carryforwards from its U.S. operations in excess of $2,500,000. The Company believes that $2,500,000 of NOL carryforwards is more likely than not to be realized in future years. As a result, the losses realized from the discontinuance of the subsidiary's operations may not result in any realized tax benefit.

Note 8.   Impact of Recently Issued Accounting Guidance
          ---------------------------------------------

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

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.,
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 8.   Impact of Recently Issued Accounting Guidance (continued)
          ---------------------------------------------------------

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

          In April 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy".

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

          In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations as the Company has not engaged in either of these activities.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.,
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 8.   Impact of Recently Issued Accounting Guidance (continued)
          ---------------------------------------------------------

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

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.,
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 8.   Impact of Recently Issued Accounting Guidance (continued)
          ---------------------------------------------------------

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that issuers classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement with the definitions of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual indexed financial instruments. This Statement is effective for financial instruments entered into modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. The Company does not expect adoption of this statement to have a material impact on the Company's financial position or results of operations.

Note 9.   Reclassifications
          -----------------

          Certain amounts for prior year have been reclassified to conform to current year presentation due to the discontinued operations of the Company's Brazilian subsidiary.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

    The following discussion and analysis of the Company's financial condition as of September 30, 2003 and the Company's results of operations for the three month periods ended September 30, 2003 and September 30, 2002 should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. All information contained in this
Item 2 reflects only the Company's continuing operations.


Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2003 and September 30, 2002

Revenues. Revenues for the three-month period ended September 30, 2003 were $458,686, compared to $748,856 for the three-month period ended September 30,
2002.   In 2003, revenues were recognized net of dealer discounts.  In 2002, these discounts were included in Cost of Sales. For the three-month period ended September 30, 2002, these discounts amounted to $294,397. Reducing 2002 revenues by this amount would result in net revenues of $454,459 for the period compared to net revenues of $458,686 for the same period in 2003. .

Cost of Sales. Cost of sales for the three-month period ended September 30, 2003 were $80,011, compared to $337,359 for the three-month period ended
September 30, 2002.   The substantial decrease in 2003 is the result of the
accounting change detailed in the paragraph above. If the accounting change is applied to the three-month period ended September 30, 2002, then cost of sales would have been $42,962, compared to $80,011 for the three-month period ended September 30, 2003. The increase is the result of a new commission structure.

Operating Expenses. Operating expenses for the three-month period ended September 30, 2003 were $798,547, compared to $1,816,563 for the three-month period ended September 30, 2002. Selling and marketing expenses decreased from $836,533 during these three months in 2002 to $185,274 for the same three months in 2003 due to a decrease in expenses incurred in Brazil, and a decrease in the size of our direct sales and marketing force both domestically and internationally, where we switched to a model of independent sales representatives doing the majority of our selling and marketing. Development expenses decreased from $246,175 during the third quarter of 2002 to $178,996 due to reductions in staff and limiting outsourced development projects. Support Services decreased from $202,042 in the third quarter of 2002 to $106,414 in the same three months in 2003 due to the decrease in the support needs of all product lines. General and Administrative expenses decreased from $531,813 in the third quarter of 2002 to $327,863 in the third quarter of 2003. This decrease was due to the reduction in administrative staff.

Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the three-month period ended September 30, 2003, these costs were $23,865, compared to $29,773 for the three-month period ended September 30, 2002. This decrease was due to the smaller asset base used to support the decreased size of the Company.


Comparison of the Nine-Month Periods Ended September 30, 2003 and September 30, 2002

Revenues. Revenues for the nine-month period ended September 30, 2003 were $2,328,455, compared to $4,957,429 for the period ended September 30, 2002.
In 2003, revenues were recognized net of dealer discounts. In 2002, these discounts were included in Cost of Sales. For the nine-month period ended September 30, 2002, these discounts amounted to $1,819,645. Reducing 2002 revenues by this amount would result in net revenues of $3,137,784 for the period compared to similar net revenues of $2,328,455 for the same period in 2003. The decrease in revenues in 2003 was the result of lower domestic and international sales, slightly offset by an increase in revenue associated with domestic grants and appropriations.

Cost of Sales. Cost of sales for the nine-month period ended September 30, 2003 were $222,417, compared to $1,942,689 for the nine-month period ended
September 30, 2002.   The substantial decrease in 2003 is the result of the
accounting change detailed in the paragraph above. If the accounting change is applied to the nine-month period ended September 30, 2002, then cost of sales would have been $123,044, compared to $222,417 for the nine-month period ended September 30, 2003. The increase is the result of a new commission structure.

Operating Expenses. Operating expenses for the nine-month period ended September 30, 2003 were $2,402,152, compared to $5,176,407 for the nine-month period ended September 30, 2002. Selling and marketing expenses decreased from $2,463,757 during these nine months in 2002 to $555,115 for the same nine months in 2003 due to a decrease in expenses incurred in Brazil, and a decrease in the size of our direct sales and marketing force both domestically and internationally, where we switched to a model of independent sales representatives doing the majority of our selling and marketing. Development expenses decreased from $901,206 during the nine-month period of 2002 to $495,551 during the same period of 2003 due to reductions in staff and limiting outsourced development projects. Support Services decreased from $695,867 in the nine-month period of 2002 to $277,767 in the same nine-month period in 2003 due to the decrease in the support needs of all product lines. General and Administrative expenses decreased from $1,115,577 in the first nine months of 2002 to $1,073,719 in the first nine months of 2003. This decrease was due to the reduction in administrative staff.

Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the nine-month period ended September 30, 2003, these costs were $70,199, compared to $94,923 for the nine-month period ended September 30, 2002. This decrease was due to the smaller asset base used to support the decreased size of the Company.


Liquidity and Capital Resources

The Company has funded its cash requirements for the nine-month period ended September 30, 2003 entirely through its operating activities. The same period a year ago was funded through private offerings preferred stock as well as operating activities.

The Company is currently incurring cash expenses in the amount of approximately $295,000 per month for all operations, of which fixed costs account for approximately $288,000. The Company has terminated its operations in Brazil, where we switched to a model of independent sales representatives doing all marketing and selling. The Company expects no additional expenditures there. The Company anticipates capital expenditures will be approximately $80,000 for the current fiscal year. The Company believes that its current liquidity and capital resources are sufficient to support the Company's ongoing business operations.


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

         None.

Item 5.  Other Information.

         None.


Item 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibits.

          Exhibit
          Number       Description
          --------     -----------

          31.1         Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

          31.2         Certification of Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

          32.1         Certification of Chief Executive Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

          32.2         Certification of Chief Financial Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K.

          No Current Reports on Form 8-K were filed during the quarter ended September 30, 2003.

                            SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2003               ENGLISH LANGUAGE LEARNING AND
                                       INSTRUCTION SYSTEM, INC.


                                           /S/ DAVID M. REES
                                       By:____________________________________
                                           DAVID M. REES
                                           Chief Executive Officer, President
                                           and Director



                                           /S/ DENNIS R. HANKS
                                       By:__________________________________
                                           DENNIS R. HANKS
                                           Chief Financial Officer