Form 10KSB
period 2003-12-31
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2004-04-01
CIK 1094231

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-KSB
(Mark One)
 [x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                or
 [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                 COMMISSION FILE NUMBER  0-27591


      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
       ----------------------------------------------------
          (Name of Small Business Issuer in Its Charter)


               DELAWARE                            33-0836078
       ----------------------------              ---------------
       (State or Other Jurisdiction              (IRS Employer
            of Organization)                     Identification Number)


    406 West 10600 South, Suite 601, Salt Lake City, UT  84095
------------------------------------------------------------------
      (Address of Principal Executive Offices)   (Zip Code)


                          (801) 858-0880
      -------------------------------------------------------
         (Issuer's Telephone Number, Including Area Code)


    Securities registered under Section 12(b) of the Act: None

      Securities registered under Section 12(g) of the Act:


                 COMMON STOCK, PAR VALUE $.00001
                  -------------------------------
                         (Title of Class)


                PREFERRED STOCK, PAR VALUE $.00001
               -----------------------------------
                         (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had revenues of $3,111,899 for its fiscal year ended December 31, 2003.

The aggregate market value of the common stock, $.00001 par value, of the registrant held by non-affiliates (computed by reference to the closing price of the issuer's common stock on the NASD's OTC Bulletin Board on March 22,
2004) was approximately $3,360,000.

As of March 22, 2004, there were 15,439,746 outstanding shares of the issuer's common stock, $.00001 par value.

As of March 22, 2004, there were 1,464,285 outstanding shares of the issuer's convertible preferred stock, $.00001 par value.

                              PART I

ITEM 1: DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENT NOTICE

       When used in this report, the words "may," "will," "expect," anticipate," "continue," "estimate," "project," "intend" and similar subjunctive expressions are intended as and to identify "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, regarding events, conditions and financial trends that may affect the Company's future operations, business strategies, financial results and financial position. Persons reviewing this report are admonished that any "forward-looking statements" are subject to certain risks and uncertainties not guarantees or warranties of future performance or particular results.

GENERAL

       English Language Learning and Instruction System, Inc., a Delaware corporation based in Salt Lake City, Utah (the "Company," or "ELLIS"), is a leading provider of interactive multimedia software used in teaching the English language. Our flagship product is "ELLIS", a series of interactive multi-media software programs that provide English language instruction. ELLIS combines text, translation in over 60 languages, full-motion video and digitized sound, voice recording, graphics and animation in a comprehensive and user-friendly environment for learners at virtually all English language proficiency levels. This methodology elevates students beyond the passive participant role and into an active and interactive learning situation. ELLIS has received high praise and awards for its quality, content and effectiveness from a variety of educational leaders, including those responsible for reviewing, testing, and implementing efficient solutions to allow their organizations and institutions to satisfy mandated levels of English proficiency.

      The Company was founded by Dr. Frank Otto in 1990. Dr. Otto has devoted over 40 years to applying technology to language teaching and learning. In 1982, Dr. Otto founded CALICO, an international symposium research group devoted to applying technology to language instruction. Dr. Otto was an Associate Professor of Linguistics at the Ohio State University from 1966 until 1973; then a Full Professor of Linguistics at the University of the Americas (Puebla, Mexico, '73 '77) and Brigham Young University (Provo, Utah, '77 '90).

      The Company's management is focused on three major areas: (1) increasing sales opportunities; (2) controlling costs; and (3) continuously improving the ELLIS products and their technology.

      Sales

      Sales opportunities are available in four major areas: (1) domestic sales to public and private institutional purchasers; (2) international sales to public and private institutional purchasers;(3) sales of "Home Kits," a less robust version of certain ELLIS products designed and priced for individual users in certain markets; and (4) developing specialized versions and/or suites of the ELLIS software for specialized and/or private markets (e.g., programs to teach British or Canadian English; licensing a third-party to use the ELLIS core technology as a template to develop products for sale to a defined market of students and/or workers).

      The Company has added a significant number of independent distributors in various areas of the United States that were not previously covered. Moreover, the Company is making significant inroads with initiatives targeting domestic public school systems. The Company works with the particular independent domestic dealer in selling, installing and servicing the ELLIS Software. Also, demographics in several areas of the United States lend themselves well to selling ELLIS "Home Kits" to students whose public school or private language academy have already purchased several suites of ELLIS Business and/or Academic. The Company's management expects approximately two-thirds (2/3) of its gross revenues to come from domestic sales through its own initiatives and its distributors.

      The International market for the Company's products is far larger than the domestic market. The Company has devoted significant time and resources to improving its global reach. The Company's management believes that recruiting qualified local distributors for the Company's products is crucial to success in selling our products in foreign countries. The Company's efforts today are focused primarily on five countries; the United States, China, the United Kingdom, India and Mexico and other emerging South American markets. Significant progress has been made in each of these countries within the last six months.

      Cost Controls

      The Company's management is vigilant in keeping costs limited to a controlled level on a monthly basis. Because of the lengthy sales cycle typically associated with the Company's products, as well as the time it takes to establish reliable relationships and cash flow abroad, it is imperative that the Company maintain a strict budget. The Company's management is confident that costs are now contained to a point that ensures the Company's viability without impairing its ability to sell and service a reliable product, with an eye toward designing and developing quality enhancements and new versions.

      Several events and factors that transpired between the last date covered under this document's reporting period, or December 31, 2003, and the date of this document's filing, or March 26, 2004, positively affect the Company's operating costs. Those events and factors are discussed in detail in the "Significant Events Occurring After the Effective Period of this Report" section below.

      Product and Technology Upgrades

      The Company is placing an emphasis on refining its existing product and technology to install and run on the myriad (and sometimes haphazard) operating systems, browsers and hardware available and in use in many of its markets. In particular, the Company has released a "patch" for the 3.0 version of its ELLIS Academic and Business suites that ensures the integrity of those products' installation and operation on most any platform or hardware.

      The Company also released the ELLIS "Home Kit" in China and Mexico in 2003. The ELLIS "Home Kit" is a streamlined version of the full, more robust ELLIS Academic suite. They are designed for individual use, ideally as a supplement to a more comprehensive course of institutional study. "Home Kits" are available in introductory, intermediate and advanced levels, and are "time-bound" to expire at a certain time after installation; for example, at the conclusion of a particular academic cycle. ELLIS "Home Kits" retail for between $25 and $40, depending on the quantity purchased. The Company's management feels that the ELLIS "Home Kit" presents a new market - specifically, volume sales to consumers already familiar with ELLIS.
Moreover, management feels that the "Home Kit" offers solid prospects for recurring revenue, as students taking a series of English courses, for example, might purchase two or three "Home Kits" while taking that series of English courses.

      The Company spent $1,031,178 in research and development in 2002, and $721,232 in research and development in 2003. None of these costs were born directly by customers.

PRODUCT LINE

      ELLIS Academic Suite

      Intro: ELLIS Academic Intro teaches basic survival skills to beginning English language learners. With over 35 lessons and over 400 hours of instruction, Intro is the foundation for any ESL education program.

      Middle Mastery: ELLIS Academic Middle Mastery teaches basic communication skills to intermediate learners from middle school to higher education, as well as in business, adult literacy and vocational training programs.

      Senior Mastery: ELLIS Academic Senior Mastery teaches advanced learners and is a proven aid in TOEFL preparation.

      Placement: ELLIS Academic Placement estimates each learner's range of ESL proficiency then tests the learner within that range to yield fast and accurate results.

      Master Pronunciation: ELLIS Master Pronunciation is the solution for the auditory discrimination difficulties for students of English at all levels.

      Instructor Utilities: ELLIS Academic Instructor Utilities maintains test records and provides insight into student mastery of different critical language skills. It also tracks individual and group records to monitor and evaluate individual and group progress.

      ELLIS Kids

      Essentials: ELLIS Kids Essentials combines basic vocabulary development with beginning reading instruction to create an integrated learning environment for literacy skills generally taught without this essential context.

      Level One: ELLIS Kids Level One focuses on beginning English learners. Full-motion video stories introduce five integrated tutorials in vocabulary, listening, grammar, and communication skills.

      Level Two: ELLIS Kids Level Two focuses on intermediate learners and continue the instruction sequence of Level One.

      ELLIS Business: ELLIS Business focuses on specific business scenarios through real-life video segments. The following lessons are available.

      Airports & Transportation: This volume covers airport check-in, customs and immigration, exchanging money, and transportation arrangements.

      Hotels, Restaurants & Hospitality: This volume covers checking in and out of a hotel, interacting with a concierge and using hotel services, ordering meals and drinks, and making reservations.

      Office & Social Skills: This volume covers meeting your contact, making small talk, phone skills, placing an order, and making travel arrangements.

      Business Meetings: This volume covers talking with co-workers, discussing solutions/options, agreeing and disagreeing, planning and conducting meetings, and reporting trends and results.

      Contracts & Negotiations: This volume covers clarifying meaning, reaching a consensus, term and termination, legal issues, and making and handling requests.

      ELLIS for Special Purposes

      British ELLIS: A British version of ELLIS Academic Intro and Middle Mastery was developed for the British Ministry of Education for its "LearnDirect" Adult Education ESL Initiative.

      Canadian ELLIS: A Canadian version of Intro, Middle Mastery and Senior Mastery was developed for Canada's federally funded ESL program and is used in more than 1,000 public high schools.

      Corporate ELLIS versions: ELLIS has customized products for special applications for several multinational corporations such as Motorola, Hewlett Packard, IBM, and Johnson & Johnson.

      ELLIS Native Language Support

      Native language assistance is one of the most powerful features of the ELLIS line of language training software. Two types of native language assistance, Native Language Guides (NLGs) and Native Language Helps
      (NLHs), are available consistently until the learner has reached a set level of fluency where he/she will no longer require this aid. As English language learners may need help in their native language during the early stages of learning for example, these features in the Academic Suite only apply in Intro and Middle Mastery. Learners at the Senior Mastery level are expected to learn entirely in the target language, disabling any native language help. NLGs provide audible and textual translations to words, phrases and text that appear as a part of the lesson. This feature allows the learner to feel comfortable and creates a personalized, friendly environment.

      NLHs provide audio and textual support whenever the learner becomes disoriented or seeks further navigational assistance. This feature allows the learner to feel confident and successful. This user-friendly environment allows the student to concentrate on what he/she is learning, not on how to use a computer.

      There are currently 42 NLGs and 44 NLHs available for ELLIS Academic Intro; 39 NLGs and 41 NLHs available for ELLIS Academic Middle Mastery; and 28 NLGs available for ELLIS Academic Master Pronunciation.

      ELLIS "Home Kits"

      The ELLIS "Home Kit" is a streamlined version of the fuller, more robust ELLIS Academic suite. They are designed for individual use, ideally in tandem with and as a supplement to a more comprehensive institutional course of study. "Home Kits" are available in introductory, intermediate and advanced levels, and are "time-bound" to expire at a determined time after its installation; for example, the conclusion of a particular academic semester or cycle.

THE MARKET OPPORTUNITY

      The Company's management currently estimates the current addressable market for its products at approximately $10 billion.

      United States

      According to the 2000 U.S. Census, approximately 44.9 million people over the age of 5 in the U.S. do not speak English as their first language and approximately 19.5 million people stated that they do not speak English "very well," up from 13.98 million in 1990 (a 39.5% increase). As the number of Limited English Proficient (LEP) people in the U.S. grows, ESL instruction tools are increasingly in demand. Federally funded ESL classes currently only teach about 5 million people while it is estimated that at least 25 million people in the U.S. are LEP. The U.S. 2002 Education Budget, signed by President Bush in January 2002, increases the funding for LEP K-12 education by 49% over 2001, to $665 million. The 2002 budget also increases federal funding for Adult Education Programs by 6.5% to $575 million. The Department of Education estimates that 38% of adult education funding, or $220 million in 2002, will be allocated to Adult LEP instruction.

      ELLIS management is optimistic that this increased level of funding will positively affect the demand for ESL products and services.

      International

      International demand for English language instruction is growing rapidly. English is the dominant language of international business, medicine, diplomacy, academics, and technology. With the trend toward globalization accelerating, the Company believes that demand for English instruction will increase at an even greater rate.

MARKETING, SALES AND DISTRIBUTION

      The Company is focused on developing innovative, best-in-class English language learning software. The Company has partnered with experienced re-sellers who have successfully marketed and sold ELLIS products within their respective geographical markets. The Company will continue to rely upon its resellers and partners to market and sell the ELLIS product line around the world.

      ELLIS is sold into three different markets: 1) institutional customers servicing LEP students; 2) private schools, language schools, test preparation schools and universities that sell English language instruction; and 3) companies that teach English to their employees.

      United States of America and Canada

      In the U.S. and Canada, the Company sells much of its product through resellers who work as independent contractors. As of December 31, 2003, the Company had eleven authorized resellers in the U.S. and Canada. These resellers have an average of ten years experience selling the ELLIS product line or other English training products.

      Major International Markets

      The Company plans to continue to focus its international sales efforts on the four markets that the Company's management believes provide the biggest opportunities for growth -- China, India, Mexico and the United Kingdom.

      China: In December 2002, New Oriental Schools (NOS) successfully opened the first NOS/ELLIS center in Beijing. NOS and the Company opened three additional NOS/ELLIS centers in China in 2003. Additional business development efforts in China have produced sales to the National Accounting Institute and other private schools. In November 2003, the Company signed a major agreement with Only College, a major provider of private vocational and skill training. Under that agreement, Only College will feature the ELLIS Academic and Business suites in five of its English training facilities. Only College will also purchase base quantities of ELLIS "Home Kits" for resale to its students. The Company's sales efforts in China are supervised by a Chinese national who has represented ELLIS for nearly six years, and is furthermore very competent in penetrating a market frequently bewildering to American businesses. The Company's management predicts that China will be the source of more net revenues to ELLIS than any country outside the United States in 2004.

      India: While English is an official language in India, less than 5% of the population has adequate English language skills to function in the business world. Moreover, American and other foreign companies are increasingly out-sourcing production and customer support work to countries offering cheaper labor pools. India is one of these countries, thus creating a potential "niche" market for the Company's products. The Company's is currently endeavoring to break into that niche market by reaching a licensing agreement with the National Institute of Instructional Technology ("NIIT"), an India-based multi-national provider of educational programs. The Company is currently in negotiations with NIIT to allow NIIT to use the core technology of the ELLIS Academic and Business suites as a template for developing "Indianized" versions of those products for sale in NIIT's centers in India providing English instruction. The content will feature new video customized to Indian culture and protocol. Under this contemplated agreement with NIIT, the Company will receive a base fee for allowing NIIT to use the ELLIS Academic and Business core technology and consult with NIIT in developing its "Indianized" product. The Company will also receive as a royalty a percentage of the gross revenues that NIIT receives from the developed product. NIIT will own the developed product, but will market it in and through its English instruction centers only. The developed product will be co-branded so as to reflect its roots in ELLIS. The Company's management feels that the exposure that its products receive from this arrangement and NIIT's size and infrastructure will provide traction for the Company's other products in other Indian markets outside NIIT's centers.

      Mexico and South America: The Company's 2003 sales in Mexico were the highest yet in any calendar year. In 2003, the Company signed an agreement with two (2) individuals to represent and market the ELLIS products in major Mexican metropolitan areas. These individuals receive a small monthly salary and draw for operating expenses from the Company. Accordingly, the Company receives a larger percentage of gross receipts from sales in Mexico. The Company has five (5) other Mexican nationals or entities under distribution agreements. The Company has sold over 30,000 "Home Kits" in Mexico to date, largely in conjunction with more comprehensive courses offered by institutions of higher learning and vocational centers. The Company's management expects Mexico and India to follow China as the second and third highest revenue generating foreign countries.

      The Company has signed an agreement with an Argentine national to represent and market ELLIS on an exclusive basis in Argentina, Paraguay and Uruguay. This distributor has a Masters' in Business Administration from Brigham Young University, Provo, Utah, and is Word Perfect's former Managing Director in Argentina and Brazil. The Company's agreement with this distributor also allows the distributor to market the Company's products on a non-exclusive basis in Bolivia and Peru. The Company currently has an agreement in force with an Ecuadorian national to represent and market the Company's products in Ecuador. In 2003, that distributor made over $100,000 in gross sales, resulting in net revenues to the Company of just under $75,000. The Company also has representatives under contract in Chile and Panama, which saw gross ELLIS sales of just under $41,000 and $26,000, respectively, in 2003.

      The United Kingdom: The Company's 2001 agreement to co-develop and tailor certain of its Academic and Business suite applications to the British market continues to yield positive returns. In 2003, gross sales of these "ELLIS British English" programs were just over $107,000. The Company's management feels that these stylized versions of ELLIS will continue to generate solid revenues in 2004 and beyond, particularly given the United Kingdom's current and long-standing immigration patterns and ever-increasing need for ESL instruction. The Company's management further feels that the United Kingdom will also be a receptive market to the ELLIS "Home Kits."

      Other Developing Markets: The Company has a distributor under contract in Saudi Arabia and the United Arab Emirates. In 2003, that distributor generated gross sales of just over $36,000 from Saudi Arabia. The Company recently signed an agreement with an individual to represent and market its products in Spain. The Company currently has a distributor in Malaysia under contract. The Company recently signed a distribution agreement with an entity in Greece to represent and market ELLIS there. The Company also has representatives under contract in South Korea, Thailand, Turkey, Malaysia, France and Italy.

COMPETITION AND COMPETITIVE FACTORS AFFECTING OUR BUSINESS

      The ESL instruction market is a large, fragmented market that has attracted hundreds of different companies, with no real dominant player. The Company faces competition from companies that sell traditional classroom products and services, including, classroom instruction, books, audiotapes, etc., and from companies, like the Company, that sell computer software. There is growing momentum for using computers in place of or in conjunction with traditional classroom products and services and we expect that trend to continue, further benefitting the Company and other ESL software providers. However, the high cost of purchasing and maintaining computer systems coupled with the relatively high cost of ELLIS software will continue to disadvantage the Company and other software providers in their bid to displace or complement traditional classroom products and services.

      The market for ESL software includes both institutional customers and individual customers that study English on their own. The Company has traditionally targeted institutional customers such as schools and corporations that teach English to groups of students. While the Company's management believes that this market will continue to be the most attractive market for the Company's products, there are a number of competitors attempting to establish themselves within the individual consumer market by delivering relatively inexpensive offerings.

      Competitors in the ESL market include, but are not limited to the following companies: English Discoveries, DynEd International, Fairfield Language Technologies (publisher of Rosetta Stone products), and Longman English Success.

      The Company's management continues to believe that the ELLIS product line is superior to traditional instruction methods and other ESL software; however, there are no assurances that one or more of its competitors will not develop and offer a comparable or superior product at more favorable terms than the Company.

RESEARCH & DEVELOPMENT

      The Company spent $721,232 on R&D in 2003, compared with $1,031,178 in 2002. Much of our substantial R&D investment in 2003 was focused on the development of and refinements to ELLIS version 3.0. ELLIS version 3.0 will vastly improve the user's experience with updated content and a much easier installation process. In addition, ELLIS version 3.0 will enable Internet delivery, which will reduce our costs of supporting the product and will enhance our ability to compete in the consumer market.

INTELLECTUAL PROPERTY

      The Company has engaged counsel to evaluate the feasibility of seeking patent protection over certain aspects of the Company's technology.

      The Company has acquired trademark protection for the English Language Learning and Instruction System (ELLIS) name, and for both ELLIS Middle Mastery and ELLIS Senior Mastery products. It has acquired registered trademark protection for ELLIS Master Pronunciation, and is seeking trademarks for ELLIS Intro, ELLIS Placement, ELLIS Business, and ELLIS Kids.

      No ELLIS products use or depend on third-party intellectual property, which would limit our rights to the products, and the Company is not required to pay any license or other fees to third parties for the distribution of the Company's products. The Company does not anticipate incorporating any software or technologies that would diminish its proprietary position in the Company's products. All of our employees and contractors are required to sign appropriate confidentiality and non-disclosure agreements on commencement of employment, and are also required to assign all rights of ownership resulting from their work on the Company's products to the Company. No present or former staff has any property rights to the Company's products.

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

EMPLOYEES

      As of December 31, 2003, ELLIS had 36 employees, of which 30 were full-time, 3 were part-time, and 3 were working outside of the United States.

HISTORY

      English Language Learning and Instruction System, Inc., a Delaware corporation ("ELLIS"), was formed in January 1997 under the name Lone Oak, Inc. Lone Oak, Inc. is the successor-by-merger of B&E Securities Management, Inc., a Maryland corporation incorporated in January 1969. The merger with B&E Securities Management Company, Inc. was accomplished through a stock for stock transaction in which all the common shares of B&E were cancelled and Lone Oak, Inc. common shares were issued. The transaction was accounted for as a reverse merger (recapitalization).

      B&E Securities Management, Inc. was inactive from around 1971 until its merger with and into Lone Oak, Inc. in February 1997. Lone Oak, Inc. had no significant operations since its inception until July 1999. In April 1999, Lone Oak, Inc. sold its wholly-owned subsidiary, D&E Flight Simulators, Inc. for $5,000. D&E Flight Simulators, Inc. was a flight simulator equipment developer that was acquired by B&E Securities Management Company, Inc. on January 12, 1998. On July 27, 1999, Lone Oak, Inc. acquired all of the issued and outstanding shares of common stock of Politics.com, Inc., a Nevada corporation ("Politics.com-Nevada") (following which Lone Oak, Inc. changed its name to Politics.com, Inc.). The transaction was accounted for as a reverse acquisition, with Politics-Nevada being the acquirer and Lone Oak the acquired Company.

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

SIGNIFICANT EVENTS OCCURRING AFTER THE EFFECTIVE PERIOD OF THIS REPORT

      On February 6, 2004, the Company accepted the resignation of David M. Rees as its President and Chief Executive Officer, as well as from its Board of Directors. Likewise on February 6, 2004, Mark Emerson became the Company's President. On February 18, 2004, Messrs. Rohit Patel and Fred O'Neal joined Messrs. Francis R. Otto and Mike Otto on the Company's Board of Directors. On February 19, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission and according to the 1934 Securities and Exchange Act.

      Likewise on February 6, 2004, the Company terminated the employment of 12 full-time employees and 1 part-time independent contractor. Most terminated employees were involved with developing ELLIS 4.0, an enhanced and updated version of the current ELLIS version 3.0. The Company has retained enough personnel to provide a "patch" to version 3.0 and otherwise provide technical support to the ELLIS Software. The Company's management projects that this cut in staff will reduce the Company's monthly operating expenses to between $200,000 and $230,000 moving forward in 2004.

      Likewise after December 31, 2003, the Company decided to terminate its Distribution Agreement with Valley Education of Brazil. As chronicled in the Company's Form 10QSB filed for the Effective Period of July 1, 2003 through September 30, 2003, in the third quarter of 2003 the Company wrote off the sum of $668,056 in losses on investment in subsidiaries and operations in Brazil.


ITEM 2: DESCRIPTION OF PROPERTY

      The Company leases 7,502 square feet of property at a total cost of $10,940 per month for its principal offices at 406 West 10600 South, Suite 610, Salt Lake City, Utah 84095. The Company's lease expires on January 31, 2008. The Company's management believes that the Company's properties are in good condition and will be adequate for the foreseeable future.


ITEM 3: LEGAL PROCEEDINGS

      ELLIS is not currently a party to any material legal proceedings.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                             PART II

ITEM 5: MARKET FOR COMMON EQUITY

MARKET INFORMATION

      The Company's common stock is quoted on the NASD's OTC Bulletin Board. The following table sets forth, for the periods indicated, the range of the high and low bid prices for the Company's common stock as reported on the OTC Bulletin Board. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

      All closing prices reflect the one for ten reverse stock split that was effected on January 31, 2001.

      __________________________________________________________
                                          High             Low
      __________________________________________________________

      2001
      ----
      First Quarter                       $4.50            $1.30
      Second Quarter                      $4.00            $1.50
      Third Quarter                       $4.22            $2.50
      Fourth Quarter                      $3.00            $1.90
      ___________________________________________________________

      2002
      ----
      First Quarter                       $2.00            $1.01
      Second Quarter                      $2.05            $1.01
      Third Quarter                       $1.80            $0.31
      Fourth Quarter                      $0.50            $0.16
      ___________________________________________________________
      2003
      ----

      First Quarter                       $0.35            $0.18
      Second Quarter                      $0.73            $0.19
      Third Quarter                       $0.87            $0.58
      Fourth Quarter                      $0.74            $0.36

     ___________________________________________________________
     2004
      ----
      First Quarter
      (through March 22, 2004             $0.43            $0.22
      ___________________________________________________________


      HOLDERS. As of March 21, 2003, there were approximately 160 holders of record of the Company's common stock; there were two holders of record of the Company's Series A Convertible Preferred Stock and two holders of record of the Company's Series B Convertible Preferred Stock (collectively, the "Preferred Stock").

      DIVIDENDS. The Company has never declared or paid any dividends on its common stock and does not intend to pay any dividends in the foreseeable future. The Company's management anticipates that it will retain any earnings to finance the growth and development of its business and for general corporate purposes.

      VOTING. The Preferred Stock votes together with the common stock and not as a separate class, with each share of Preferred Stock having a number of votes equal to the number of shares of common stock issuable upon conversion into common stock (a one for one basis). Notwithstanding the foregoing, the Preferred Stock is entitled to vote as a separate class in the election of one member of the Company's Board of Directors.

      CONVERSION. Each share of the Company's Series A Convertible Preferred Stock is convertible at any time at the option of the holder into one share of common stock, subject to adjustment for any stock splits, stock dividends and other pro rata issuances of the Company's securities. In addition, the conversion ratio shall be adjusted in the event that the Company issues any securities at a price below $3.00 per share, as adjusted for stock splits.

      Each share of the Company's Series B Convertible Preferred Stock is convertible at any time at the option of the holder into one share of common stock, subject to adjustment for any stock splits, stock dividends and other pro rata issuances of the Company's securities. In addition, the conversion ratio shall be adjusted in the event that the Company issues any securities at a price below $1.75 per share, as adjusted for stock splits.

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

      LIQUIDATION. Upon a liquidation, dissolution, winding-up, merger or consolidation of the Company or a sale of all or substantially all of the Company's assets, the Preferred Stock shall, at their sole discretion, receive prior and in preference to the holders of common stock and any other equity securities of the Company at an amount equal to the purchase price paid for the shares of Preferred Stock plus all accrued and unpaid dividends.

      REGISTRATION RIGHTS. Certain of the Company's shareholders have registration rights relating to their shares. These agreements are described below.

      Any holder or group of holders receiving their shares from either Camden Partners Strategic Fund II-A, L.P. or Camden Partners Strategic Fund II-B, L.P. (collectively "Camden"), may, at any time after September 20, 2002, request registration of their shares by the Company, provided that such holder or group represents at least 25% of the securities purchased by Camden from the Company.

      The Company also agreed to cause a "shelf" registration to become effective on or before March 20, 2002 covering the shares purchased by Camden from the Company. The Company has not yet fulfilled this obligation.

       In addition, holders of Preferred Stock have the right to (a) two demand registrations with minimum gross proceeds of $2,000,000 each; (b) unlimited registrations on Form S-3 with minimum gross proceeds of $500,000 (limited to one per six month period); and (c) unlimited "piggy-back" registration rights (subject to certain limitations at the discretion of the Company's underwriters).

       REPURCHASE OF COMPANY STOCK. There were no repurchases of the Company's common stock.

RECENT SALES OF UNREGISTERED SECURITIES

      The following sales of unregistered securities have been restated to give effect to the one for ten reverse stock split effective on January 31, 2001.

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

      In February 2001, 503,775 shares of common stock were issued in connection with a private placement. Each share of common stock purchased in this private placement was accompanied with a warrant to purchase one share of the Company's common stock at a purchase price of $4.00 per share at any time until February 1, 2003. All of these warrants expired without being exercised. The shares issued in connection with the private placement were issued without registration under the Securities Act in reliance upon the exemption from registration contained in Rule 506 of Regulation D of the Securities Act.

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

      In September 2001, the Company issued an aggregate of 585,000 shares of the Company's common stock at a price of $2.00 per share, and 1,000,000 shares of Series A Convertible Preferred Stock at a price of $3.00 per share, raising aggregate net proceeds of $3,771,000. These issuances were effected without registration under the Securities Act, in reliance upon the exemption from registration contained in Rule 506 of Regulation D of the Securities Act.

      On May 17, 2002, the Company sold 285,714 shares of Series B Preferred Stock for $500,000. In addition, the Company exchanged 250,000 outstanding shares of Series A Preferred Stock for 428,571 shares of Series B Preferred Stock. The 250,000 shares of Series A Preferred Stock were then cancelled.

      To the extent that the foregoing transactions constituted "sales" within the meaning of the Securities Act, except as otherwise noted, the securities issued in such transactions were not registered under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2) thereof, relating to sales by an issuer not involving any public offering. Each of the foregoing transactions, to the extent constituting "sales" within the meaning of the Securities Act, were exempt under the applicable exemption based on the following facts: to the Company's knowledge, there was no general solicitation; there were a limited number of purchasers; the purchasers were provided with or had access to information about the Company; either (i) the purchasers or their respective representatives were sophisticated about business and financial matters; or (ii) the purchasers were "accredited investors" within the meaning of Rule 501 under the Securities Act; and the Company took reasonable steps to assure that the purchasers were not underwriters within the meaning of Section 2(11) under the Securities Act.



ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following discussion and analysis of the Company's financial condition as of December 31, 2003 and the Company's results of operations for the three and twelve month periods ended December 31, 2003 and December 31, 2002 should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-KSB. All information contained in this Item 2 reflects only the Company's continuing operations.

Results of Operations

Comparison of the Three-Month Periods Ended December 31, 2003 and December 31, 2002

       Revenues. Revenues for the three-month period ended December 31, 2003 were $783,443, compared to $1,171,021 for the three-month period ended
December, 2002.   In 2003, revenues were recognized net of dealer discounts.
In 2002, these discounts were included in Cost of Sales. For the three-month period ended December 31, 2002, these discounts amounted to $527,928.
Reducing 2002 revenues by this amount would result in net revenues of $643,093 for the period compared to net revenues of $783,443 for the same period in 2003. This reduction was due mainly to a delay in releasing a new version of the Ellis Academic product.

       Cost of Sales. Cost of sales for the three-month period ended December 31, 2003 were $63,568, compared to $589,584 for the three-month period ended
December, 2002.   The substantial decrease in 2003 is the result of the
accounting change detailed in the paragraph above. If the accounting change is applied to the three-month period ended December 31, 2002, then cost of sales would have been $113,808, compared to $54,108 for the three-month period ended December 31, 2003. The decrease is the result of lower revenues in the fourth quarter of 2003, as discussed in the paragraph above.

      Operating Expenses. Operating expenses for the three-month period ended December 31, 2003 were $957,743, compared to $760,206 for the three-month period ended December 31, 2002. Selling and marketing expenses decreased from $322,417 during these three months in 2002 to $229,734 for the same three months in 2003 due to a decrease in expenses incurred in Brazil, and a decrease in the size of our direct sales and marketing force both domestically and internationally, where we switched to a model of independent sales representatives doing the majority of our selling and marketing. Development expenses increased from $129,972 during the fourth quarter of 2002 to $225,681 for the same quarter in 2003, due to development of the new version of the Ellis Academic product. Support Services increased slightly from $114,112 in the fourth quarter of 2002 to $119,011 in the same three months in 2003. General and Administrative expenses decreased from $838,539 in the fourth quarter of 2002 to $383,316 in the fourth quarter of 2003. This decrease was due to the reduction in administrative staff.

      Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the three-month period ended December 31, 2003, these costs were $23,327, compared to $27,538 for the three-month period ended December 31, 2002. This decrease was due to the smaller asset base used to support the decreased size of the Company.


Comparison of the Twelve-Month Periods Ended December 31, 2003 and December 31, 2002

     Revenues. Revenues for the twelve-month period ended December 31, 2003 were $3,111,899, compared to $6,128,450 for the twelve-month period ended December 31, 2002. In 2003, revenues were recognized net of dealer discounts. In 2002, these discounts were included in Cost of Sales. For the twelve-month period ended December 31, 2002, these discounts amounted to $2,347,573. Reducing 2002 revenues by this amount would result in net revenues of $3,780,877 for the period compared to similar net revenues of $3,111,899 for the same period in 2003. The decrease in revenues in 2003 was the result of lower domestic and international sales, slightly offset by an increase in revenue associated with domestic grants and appropriations.

      Cost of Sales. Cost of sales for the twelve-month period ended December 31, 2003 were $158,849, compared to $2,532,273 for the twelve-month period
ended December 31, 2002.   The substantial decrease in 2003 is the result of
the accounting change detailed in the paragraph above. If the accounting change is applied to the twelve-month period ended December 31, 2002, then cost of sales would have been $184,700, compared to $158,849 for the twelve-month period ended December 31, 2003. The decrease is the result of decreased revenues.

      Operating Expenses. Operating expenses for the twelve-month period ended December 31, 2003 were $3,359,995, compared to $5,936,613 for the twelve-month period ended December 31, 2002. Selling and marketing expenses decreased from $2,141,340 during these twelve months in 2002 to $784,850 for the same twelve months in 2003 due to a decrease in expenses incurred in Brazil, and a decrease in the size of our direct sales and marketing force both domestically and internationally, where we switched to a model of independent sales representatives doing the majority of our selling and marketing. Development expenses decreased from $1,031,178 during the twelve-month period of 2002 to $721,232 during the same period of 2003 due to reductions in staff and limiting outsourced development projects. Support Services decreased from $809,979 in the twelve-month period of 2002 to $396,778 in the same twelve-month period in 2003 due to the decrease in the support needs of all product lines. General and Administrative expenses decreased from $1,954,116 in the twelve months of 2002 to $1,457,135 in the twelve months of 2003. This decrease was due to the reduction in administrative staff.

     Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the twelve-month period ended December 31, 2003, these costs were $93,526, compared to $122,461 for the twelve-month period ended December 31, 2002. This decrease was due to the smaller asset base used to support the decreased size of the Company.


Liquidity and Capital Resources

      The Company has funded its cash requirements for the twelve-month periods ended December 31, 2003 and December 31, 2002 entirely through its operating activities. Management believes that the Company will continue to generate sufficient cash from operations to meet its cash requirements. The Company presently has $454,000 in cash and receivables, and does not intend to seek further outside funding at this time.

      The Company is currently incurring cash expenses in the amount of approximately $210,000 per month for all operations, of which fixed costs account for approximately $204,000.

Foreign Exchange Risk

      The Company has and will continue to do business in markets outside of the United States and is exposed to fluctuations in the foreign currencies of the countries in which we do business. The Company has terminated its operations in Brazil, where we switched to a model of independent sales representatives doing all marketing and selling. The Company expects no additional expenditures there.



ITEM 7.  FINANCIAL STATEMENTS.



              CONSOLIDATED FINANCIAL INFORMATION OF
                  ENGLISH LANGUAGE LEARNING AND
                   INSTRUCTION SYSTEM, INC. AND
                            SUBSIDIARY

                    December 31, 2003 and 2002

TABLE OF CONTENTS                                                       Page
------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                              1

CONSOLIDATED FINANCIAL STATEMENTS:

     Balance Sheets                                                       2

     Statements of Operations                                             4

     Statements of Stockholders' Equity                                   5

     Statements of Cash Flows                                             6

     Notes to Financial Statements                                        7

                   INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
English Language Learning and Instruction System, Inc.

We have audited the accompanying consolidated balance sheets of English Language Learning and Instruction System, Inc. and Subsidiary (the Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of English Language Learning and Instruction System, Inc. and Subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squire & Company
March 26, 2004
Orem, Utah

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
BALANCE SHEETS
December 31, 2003 and 2002
                                                        2003         2002
------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash                                             $    165,094  $    628,004
  Accounts receivable - net of allowance                498,294       587,086
  Income taxes receivable                                     -        39,952
  Employee receivable                                     2,729         3,211
  Inventories                                           106,979        64,279
  Prepaid expenses                                      345,382       144,069
  Deferred tax assets                                    33,075             -
                                                   ------------- -------------

    Total current assets                              1,151,553     1,466,601

Fixed Assets:
  Property and equipment                                395,009       532,721
  Accumulated depreciation                             (225,636)     (244,391)
                                                   ------------- -------------

    Net fixed assets                                    169,373       288,330

Other Assets:
  Note receivable                                       319,199       350,000
  Deferred tax asset                                    921,722     1,039,820
  Other assets                                           83,703       230,891
                                                   ------------- -------------

    Total other assets                                1,324,624     1,620,711
                                                   ------------- -------------

      Total assets                                 $  2,645,550  $  3,375,642
                                                   ============= =============






The accompanying notes are an integral part of these statements

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
BALANCE SHEETS (CONTINUED)
December 31, 2003 and 2002
                                                     2003           2002
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Line of credit                                   $      8,934  $        -
  Accounts payable                                      313,345       180,151
  Accrued liabilities                                   203,039       165,240
  Income tax payable                                        100             -
                                                   ------------- -------------

    Total current liabilities                           525,418       345,391

Deferred Tax Liability                                        -        20,876
                                                   ------------- -------------

    Total liabilities                                   525,418       366,267

Stockholders' Equity:
  Series A preferred stock, $0.00001 par value,
    10,000,000 shares authorized, 750,000
    issued and outstanding.
    Liquidation preference of $2,250,000                      8             8
  Series B preferred stock, $0.00001 par value,
    10,000,000 shares authorized, 714,285
    issued and outstanding
    Liquidation preference of $2,142,855                      7             7
  Common stock, $0.00001 par value, 50,000,000
    shares authorized, 15,439,746 shares
    issued and outstanding                                  155           152
  Additional paid-in capital                          6,930,568     6,930,571
  Other cumulative comprehensive loss                      (913)     (255,664)
  Retained deficit                                   (4,809,693)   (3,665,699)
                                                   ------------- -------------

     Total stockholders' equity                       2,120,132     3,009,375
                                                   ------------- -------------

      Total liabilities and stockholders' equity   $  2,645,550  $  3,375,642
                                                   ============= =============




The accompanying notes are an integral part of these statements.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
STATEMENTS OF OPERATIONS
Years Ended December 31, 2003 and 2002
                                                          2003        2002
------------------------------------------------------------------------------

Software Sales                                     $  2,887,877  $  5,988,344
Non-Software Sales                                      224,022       140,106
                                                   ------------- -------------
  Total sales                                         3,111,899     6,128,450

Cost of Goods Sold:
  Product                                               113,378       127,820
  Dealer Commissions                                          -     2,347,573
  Sales Commissions                                      45,471        56,880
                                                   ------------- -------------
     Total cost of goods sold                           158,849     2,532,273
                                                   ------------- -------------

Gross Profit                                          2,953,050     3,596,177

Operating Expenses:
  Selling expenses                                      538,756     1,611,373
  Marketing expenses                                    246,094       529,967
  Development expenses                                  721,232     1,031,178
  Support services                                      396,778       809,979
  General and administrative                          1,457,035     1,954,116
                                                   ------------- -------------

    Total operating expenses                          3,359,895     5,936,613
                                                   ------------- -------------

Operating Loss                                         (406,845)   (2,340,436)

Other Income (Expense):
  Interest income                                        38,029        15,619
  Loss on sale of fixed assets                          (42,875)       (7,900)
  Interest expense                                            -        (2,181)
                                                   ------------- -------------

    Total other income (expense)                         (4,846)        5,538
                                                   ------------- -------------

Loss Before Income Taxes                               (411,691)   (2,334,898)

Provision for Income Tax:
  Current                                                   100             -
  Deferred                                               64,147      (329,996)
                                                   ------------- -------------

    Total income tax expense (benefit)                   64,247      (329,996)
                                                   ------------- -------------
Loss from Continuing Operations                        (475,938)   (2,004,902)

Discontinued Operations:
  Loss from operations of discontinued subsidiary       (98,419)     (396,219)
  Loss on disposal of subsidiary                       (569,637)            -
                                                   ------------- -------------

    Total discontinued operations                      (668,056)     (396,219)
                                                   ------------- -------------

Net Loss                                           $ (1,143,994) $ (2,401,121)
                                                   ============= =============
Loss Per Share - Basic
  Loss from continuing operations                  $      (0.07) $      (0.17)
  Loss from discontinued operations                       (0.04)        (0.03)
                                                   ------------- -------------

Net loss                                           $      (0.11) $      (0.20)
                                                   ============= =============

Loss Per Share - Fully Diluted
  Loss from continuing operations                  $      (0.03) $      (0.13)
  Loss from discontinued operations                       (0.04)        (0.03)
                                                   ------------- -------------

Net loss                                           $      (0.07) $      (0.16)
                                                   ============= =============
Weighted Average Shares Outstanding:
  Basic                                              15,363,192    14,888,323
  Fully Diluted                                      15,547,345    15,153,114


The accompanying notes are an integral part of these statements.


ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------------------------------------------------

                                                                                         Other
                  Series A         Series B                                           Cumulative
               Preferred Stock  Preferred Stock        Common Stock        Additional   Compre-
             ----------------- ------------------ -----------------------   Paid-in     hensive    Retained
               Shares  Amount    Shares   Amount      Shares     Amount     Capital      Loss       Deficit     Total
             --------- ------- --------- -------- ------------ ---------- ------------ --------- ------------ ------------
Balance at
January 1,
2002         1,000,000 $   10         -  $     -   14,762,221  $     148  $ 6,436,586  $      -  $(1,264,578) $ 5,172,166

Stock
issued               -      -   285,714        3           -           -      492,866         -            -      492,869

Stock
exchanged     (250,000)    (2)  428,571        4           -           -           (2)        -            -            -

Stock
options
exercised            -      -         -        -        1,125          -        1,125         -            -        1,125

Stock issued
at no value
(see Note 15)        -      -         -        -      373,548          4           (4)        -            -            -

Comprehensive
Net Income
Calculation:
 Net Loss            -      -         -        -           -           -            -         -   (2,401,121)  (2,401,121)
 Other
 Comprehensive
 Loss:
  Change in
   minimum
   pension
   liability         -      -         -        -           -           -            -   (46,906)           -      (46,906)
  Foreign
   currency
   translation
   adjustments       -      -         -        -           -           -            -  (208,758)           -     (208,758)
             --------- ------- --------- -------- ------------ ---------- ------------ --------- ------------ ------------
Balance at
December 31,
2002           750,000      8   714,285        7   15,136,894        152    6,930,571  (255,664)  (3,665,699)   3,009,375

Stock issued
at no value
(see Note 15)        -      -         -        -      302,852          3           (3)        -            -            -

Comprehensive
Net Income
Calculation:
 Net Loss            -      -         -        -            -          -            -         -   (1,131,644)  (1,131,644)
 Other
 Comprehensive
 Loss:
  Change in
   minimum
   pension
   liability         -      -         -        -            -          -            -    45,993            -       45,993
  Foreign
   currency
   translation
   adjustments       -      -         -        -            -          -            -   208,758            -      208,758
             --------- ------- --------- -------- ------------ ---------- ------------ --------- ------------ ------------
Balance at
December 31,
2003           750,000 $    8   714,285  $     7   15,439,746  $     155  $ 6,930,568  $   (913) $(4,797,343) $ 2,120,132
             ========= ======= ========= ======== ============ ========== ============ ========= ============ ============





The accompanying notes are an integral part of these statements.

                                        -5-

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003 and 2002
                                                       2003        2002
------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net loss                                        $ (1,143,994) $ (2,401,121)
  Loss from disposal of subsidiary                     668,056             -
                                                  ------------- -------------
  Net loss from continuing operations                 (475,938)   (2,401,121)
  Adjustments to reconcile net loss to net
   cash used by continuing operations:
    Depreciation                                        93,526       122,461
    Deferred taxes                                      64,147      (329,996)
    Noncash wages                                            -        47,813
    Bad debt allowance                                (189,966)      183,307
    Loss on sale of fixed assets                        42,874         7,900
    (Increase) decrease in operating assets:
       Accounts receivable                             242,540        93,069
       Income taxes receivable                          39,952       297,093
       Employee receivable                                 314        (3,211)
       Inventories                                     (55,499)       (4,628)
       Prepaid expenses                               (156,750)       79,469
       Other assets                                    (64,581)         (500)
    Increase (decrease) in operating liabilities:
       Accounts payable                                195,889       (37,249)
       Accrued liabilities                              93,205      (103,230)
       Income taxes payable                                100             -
                                                  ------------- -------------
         Net cash used by continuing operations       (170,187)   (2,048,823)

Cash Flows from Investing Activities:
  Proceeds from sale of marketable securities                -     2,203,740
  Proceeds from sale of fixed assets                     6,135        28,144
  Purchase of equipment                                (66,427)      (77,385)
  Loan to distributor                                   30,801       159,235
                                                  ------------- -------------
         Net cash provided (used) by
         investing activities                          (29,491)    2,313,734

Cash Flows from Financing Activities:
  Net borrowing (repayment) on line of credit            8,934      (130,901)
  Proceeds from issuance of preferred stock                  -       500,000
  Proceeds from issuances of common stock                    -         1,125
  Stock issuance costs incurred                              -        (7,131)
                                                  ------------- -------------
         Net cash provided by financing activities       8,934       363,093
                                                  ------------- -------------

Net Change in Cash from Continuing Operations         (190,744)      628,004

Net Cash Used in Discontinued Operations              (272,166)            -
                                                  ------------- -------------

Net Change in Cash                                    (462,910)      628,004

Cash at Beginning of Year                              628,004             -
                                                  ------------- -------------
Cash at End of Year                               $    165,094  $    628,004
                                                  ============= =============


The accompanying notes are an integral part of these statements.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

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

Organization and Business Description - Computer Assisted Learning Instruction, Inc. (CALI) was incorporated in the state of Utah on January 1, 1994. On December 15, 2000, CALI entered into an Agreement and Plan of Reorganization (Reorganization Agreement). This Reorganization Agreement was executed on January 31, 2001 and was accounted for as a reverse merger with Politics.com, Inc., a Delaware corporation incorporated in January 1997. All of the outstanding common stock of CALI was exchanged for 11,550,000 shares of common stock of Politics.com, Inc. (POCO). The transaction, accounted for as a reverse merger acquisition, resulted in the recapitalization of CALI; inasmuch, as it was deemed to be the acquiring entity for accounting purposes. Politics.com, Inc. then changed its name to English Language Learning and Instruction System, Inc. (ELLIS).

On January 24, 2002, the Company acquired 69,999 of the outstanding shares (99.99 percent) of CALI Brasil, Ltda., a Brazilian corporation, (CALI Brasil) for $1,000. According to the terms of this transaction, CALI Brasil changed its name to ELLIS do Brasil, Ltda. CALI Brasil's primary function had been to distribute ELLIS software throughout Brazil. In December 2001, CALI Brasil acquired three English language schools, two in Salvador, Brazil that operate under the name "Forever" and a third in Curitiba, Brazil operating under the name "Liberty". CALI Brasil also acquired the Michigan Language Training School Franchise system that has 14 individual schools operating under the "Michigan" name.

The Company now owns 100 percent of the outstanding shares of CALI Brasil and consolidates its assets, liabilities, and results of operations.

ELLIS is engaged in the development, marketing, and support of English language training software. The Company's customers consist primarily of retail distributors located in North America, South America, Europe, and Asia.

Revenue Recognition - Prior to 2003, the Company recorded revenue at the price the software is sold to the end customer ("gross sales price") consistent with its distribution agreements. Distributors were then paid a commission for each sale. The Company has renegotiated its agreements with the distributors, which requires the Company to record revenue at the price the software is sold to its distributors ("net sales price") effective January 1, 2003.

The effect of this change on software sales for the year ended December 31, 2003 is a decrease in reported sales volume of $2,347,573, which is the difference between the

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------

gross sales price and the net sales price. This difference between the gross sales price and the net sales price is called "Dealer Commissions" on the consolidated statement of operations for the year ended December 31, 2002. This change will have no effect on net income (loss) per share.

Technical support and installation costs are included in the cost of the software and are usually provided by the distributors. These costs are minimal and do not represent a significant portion of the sales price.

Reclassifications - Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 financial statement presentation as a result of discontinuing the operations of the Company's Brazilian subsidiary (see Note 7).

Principles of Consolidation - The consolidated financial statements include the accounts of ELLIS and its wholly-owned subsidiary, ELLIS do Brasil, Ltda. All material intercompany transactions have been eliminated.

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

Other Assets - Other assets consist of prepaid rents, deposits, and intangible assets.

Equity Transactions - During 2002, the Company issued 285,714 shares of Series B preferred stock for $500,000 (less stock issuance costs of $7,131), exchanged 250,000 outstanding shares of Series A preferred stock for 428,571 shares of Series B preferred stock, and had 1,125 stock options exercised at a share price of $1. The 250,000 Series A preferred stock exchanged for Series B preferred stock were cancelled.

See Note 16 for details on the issuance of 302,852 and 373,548 shares of common stock for no consideration during the years ended December 31, 2003 and 2002, respectively.

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

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
Note 1. Summary of Significant Accounting Policies (Continued)


Advertising - The Company expenses the costs of advertising when the advertising takes place. The Company's advertising expenses are classified as both "selling expenses" and "marketing expenses" on the consolidated statements of operations.

During 2002, the Company expensed $87,239 that had been prepaid in 2001 for an advertising campaign performed in January 2002.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Actual amounts could differ from those estimates.

Loss per Share - The computation of basic earnings per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during each period. The net loss available to common stockholders is $(1,655,147) and $(2,928,624) for the years ended December 31, 2003 and 2002, respectively. The net loss available to common stockholders includes the Company's cumulative dividends on preferred stock of $527,503 for each period (see Note 12).

The computation of fully-diluted earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. An additional 1,412,822 and 1,557,330 common stock equivalents were omitted from the computation of fully-diluted earnings per share due to their antidilutive effect for the years ended December 31, 2003 and 2002, respectively.

Stock Based Compensation - The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation expense for the Company's stock options been determined based on the fair value at the grant date consistent with the provision of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                    2003         2002
                                               ------------- -------------
     Net loss, as reported                     $ (1,143,994) $ (2,401,121)
     Total stock-based employee compensation
     expense determined by fair value-based
      method of awards                             (139,261)      (21,799)
                                               ------------- -------------
     Net income, pro forma                     $ (1,283,255) $ (2,422,920)
                                               ============= =============
     Basic loss per share, as reported         $      (0.11) $      (0.20)
     Basic loss per share, pro forma           $      (0.12) $      (0.20)

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 1. Summary of Significant Accounting Policies (Continued)
        ------------------------------------------------------

The pro forma effect on net income may not be representative of the pro forma effect on net income for future years due to among other things: (i) the vesting period of future stock options and the (ii) fair value of additional stock options in future years.

The fair value of the options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:


     Expected dividend yield                        -           -
     Expected stock price volatility               90%         90%
     Risk-free interest rate                     4.25%       5.00%
     Expected life of options                  7 years     7 years

The weighted average fair value of options granted during the year ended December 31, 2003 and 2002 was $0.48 and $0.18, respectively.

Note 2. Fixed Assets
        ------------

Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method for financial reporting purposes. Asset lives vary from three to ten years based on the estimated useful life of the assets.

Major classifications of property and equipment for December 31, 2003 and 2002 are as follows:
                                                       2003        2002
                                                  ------------- -------------
       Computer software       3 year life        $     12,035  $     26,401
       Computer hardware       3-5 year life           247,828       245,914
       Phone equipment         5 year life              23,620        33,422
       Leasehold improvements  5 year life               9,218         8,051
       Furniture and fixtures  5-10 year life           94,308       210,933
       Vehicles and boats      10 year life              8,000         8,000
                                                  ------------- -------------
                                                       395,009       532,721
       Accumulated depreciation and amortization      (225,636)     (244,391)
                                                  ------------- -------------
                                                  $    169,373  $    288,330
                                                  ============= =============

Maintenance, repairs, and renewals that neither materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred. Gains and losses on dispositions are included in net income.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 3. Foreign Currency Transactions and Translation
        ---------------------------------------------

During 2002, the Company acquired CALI Brasil (See Note 1). The Company reports the assets, liabilities, and equity of this subsidiary using the exchange rate at the date of the balance sheet. The Company reports the income and expenses of this subsidiary using a weighted-average exchange rate over the period of the statement of income.

Gains or losses on translating the functional currency to the reporting currency are reported as a component of other cumulative comprehensive income.

No other transactions for the years ending December 31, 2003 and 2002 involved a currency other than U.S. dollars.

Note 4. Note Receivable
        ---------------

During 2001, the Company converted $665,118 in accounts receivable from a distributor to a note. The Company renegotiated this note in 2002. The Company reduced the amount owed from $613,786 to $350,000. The note bears interest at 10 percent and is due December 31, 2006. Payments are due with each product sale generated by the distributor equal to 15 percent of the sales price. No portion is presented as current since the amounts of sales in the next year are unknown. The amount outstanding is $319,199 and $350,000 at December 31, 2003 and 2002, respectively.

Note 5. Lines of Credit
        ---------------

The Company has established an equipment line of credit from a vendor. This line of credit has a limit of $10,000 and bears interest at a variable rate (18.99 percent at December 31, 2003). The line has no expiration date. At December 31, 2003, the balance outstanding on this line was $8,934.

The Company had a $250,000 line of credit from a bank. In 2002, the Company repaid this line of credit and closed the line of credit upon repayment.

Note 6. Discontinued Operations
        -----------------------

The Company discontinued the operations of its Brazilian subsidiary, ELLIS do Brasil, Ltda., on July 1, 2003, (the "measurement date"). On July 1, 2003, the Company determined that no value would be realized from the subsidiary's assets and liabilities.

The amount by which the assets exceeded the liabilities has been recorded as a "loss on disposal of subsidiary" on the consolidated statement of operations. The Company anticipates the conclusion of its subsidiary's operations will be completed by December 31, 2003. At December 31, 2003, there are no remaining assets or liabilities of the subsidiary reported on the Company's consolidated balance sheet.

The subsidiary's revenues were $81,696 and $477,273 for the years ended December 31, 2003 and 2002, respectively. All results of operations for the period the Company owned the subsidiary are reported as "loss from operations of discontinued subsidiary" on the consolidated statement of operations.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 6.  Discontinued Operations (continued)
         ----------------------------------

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

Note 7.  Income Taxes
         ------------

The provision for income taxes is based on income and expense reported in the financial statements, which differs from that reported for income tax purposes. Accordingly, deferred income taxes are provided in recognition of such differences. Temporary differences include vacation accrual, excess tax depreciation, and net operating loss carryforwards.

Income tax liabilities, expense, and deferred taxes are computed by following the procedures outlined in Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". The applicable federal and state tax rates in effect at December 31, 2003 and 2002 were used in calculating the income tax liabilities, expense, and deferred taxes. Income tax expense for the years ended December 31, 2003 and 2002 is computed as follows:


                                                       2003          2002
                                                  ------------- -------------
     Current:
       Federal income tax expense (benefit)       $          -  $          -
       State income tax expense (benefit)                  100             -
     Deferred income tax expense (benefit)              64,147      (329,996)
                                                  ------------- -------------
       Income tax expense (benefit)               $     64,247  $   (329,996)
                                                  ============= =============


The income tax provision reconciled to the tax computed at the federal statutory rate of 34 percent is as follows at December 31:


     Income taxes at the statutory rate           $   (135,810) $   (928,580)
     State income taxes, net of federal benefit        (13,181)      (87,396)
     Valuation allowance on NOL carryforward           152,404       743,647
     Other                                              60,834       (57,667)
                                                  ------------- -------------
        Total income tax provision                $     64,247  $   (329,996)
                                                  ============= =============

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 7.  Income Taxes (Continued)
         -----------------------

Deferred tax assets and liabilities consist of the following:

                                                      2003           2002
                                                 -------------- --------------
     Deferred tax assets:
       Allowance for doubtful accounts           $      21,761  $      92,618
       Net operating loss carryforward               1,639,580      1,676,147
       Vacation accrual                                 11,314         14,703
       Valuation allowance                            (707,080)      (743,648)
                                                 -------------- --------------
         Total deferred tax assets                     965,575      1,039,820

     Deferred tax liabilities:
       Excess tax depreciation                         (10,778)       (20,876)
                                                 -------------- --------------
     Net deferred tax assets (liabilities)       $     954,797  $   1,018,944
                                                 ============== ==============


The income tax provision reconciled to the Balance Sheet accounts is as follows at December 31:

                                                       2003          2002
                                                 -------------- --------------
     Tax payments made (refunds received):
       Federal                                   $     (39,952) $    (290,966)
       State                                                 -         (6,127)
                                                 -------------- --------------
     Total tax payments (refunds received)             (39,952)      (297,093)

     Current income tax expense (benefit)                  100              -
     Prior year income taxes receivable (payable)       39,952        337,045
                                                 -------------- --------------
     Income taxes payable                                 (100)             -
                                                 -------------- --------------
     Income taxes receivable                     $           -  $      39,952
                                                 ============== ==============


The Company has net operating loss (NOL) carryforwards of $4,395,657 (including $506,626 of losses from its Brazilian subsidiary) and $4,493,693 (including $506,626 of losses from its Brazilian subsidiary)at December 31, 2003 and 2002, respectively. The NOL carryforwards can be applied against taxable income in future years and begin to expire in 2016. A valuation allowance for the deferred tax asset caused by NOL carryforwards has been made of $707,080 and $743,647 for the years ended December 31, 2003 and 2002, respectively. NOL carryforwards of $2,500,000 is the amount the Company believes is more likely than not to be realized in future years. As a result, a valuation allowance has been made for all NOL carryforwards exceeding $2,500,000.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 8.  Concentrations
         --------------

The Company is engaged in a single business segment, the development and marketing of language training software. The computer software industry is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results.

The Company sells its products primarily through distributors and resellers. Sales through the two largest distributors of the Company accounted for approximately 26 and 32 percent of the Company's net revenues for the years ended December 31, 2003 and 2002, respectively.

The Company believes that no single end-user customer accounted for more than five percent of the Company's sales in 2003 and 2002.

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The credit risk associated with accounts receivable is mitigated by the Company's credit evaluation process, reasonably short collection terms, and the geographical dispersion of sales transactions. Based on the credit worthiness of its distributors and customers as well as general economic conditions, the Company estimates an allowance for doubtful accounts of $58,341 and $298,306 at December 31, 2003 and 2002, respectively.

Note 9. Leases
        ------

During 2002, the Company decided to not extend its current lease agreement for office space expiring January 2003. During 2003, the Company entered into a five-year lease agreement for office space in Salt Lake City, Utah, beginning in February 2003 at a monthly lease rate of $10,940. Future minimum payments are required as follows for the years ending December 31:

                          2004     $  140,996
                          2005        139,520
                          2006        142,225
                          2007        145,976
                          2008         60,954

Note 10. Pension Plans
         -------------

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

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 10. Pension Plans (Continued)
         -------------------------

Contributions vest to employees at the end of six years of service. The Company is in the process of terminating the defined benefit plan. As of November 15, 2001, all future benefit accruals under the plan are frozen. No curtailment gain or loss has been recognized. The final termination cost to the Company has not yet been determined and has not been presented in the financial statements.
                                                    December 31,  December 31,
                                                         2003        2002
                                                   ------------- -------------
Change in benefit obligations:
  Benefit obligation at beginning of year          $    283,445  $    264,902
  Service cost                                                -             -
  Interest cost                                          20,177        18,543
  Actuarial change in PBO                                 5,007             -
                                                   ------------- -------------

  Benefit obligation at end of period              $    308,629  $    283,445
                                                   ============= =============

Change in plan assets:
  Fair value of plan assets at beginning of year   $    241,338  $    236,754
  Actual return on plan assets                           66,378         4,584
  Employer contribution                                       -             -
  Benefits paid                                               -             -
                                                   ------------- -------------

  Fair value of plan assets at end of period       $    307,716  $    241,338
                                                   ============= =============

Net pension cost included the following components:
  Service cost                                     $          -  $          -
  Interest cost                                          20,177        18,543
  Expected return on plan assets                        (16,893)      (16,573)
  Amortization of prior service cost                          -             -
  Unrecognized net actuarial gain                         9,066        8,189
                                                   ------------- -------------

                                                   $     12,350 $     10,159
                                                   ============= =============
Funded status of the plan:
  Plan assets less than projected benefits         $       (913) $    (30,122)
  Unrecognized prior service cost                       148,034       157,536
  Unrecognized net gain                                 (56,924)      (24,867)
                                                   ------------- -------------

  Net amount recognized                            $     90,197  $    102,547
                                                   ============= =============

Amounts recognized in the balance sheet:
  Prepaid expenses                                 $     89,284  $     65,800
                                                   ============= =============

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 10.  Pension Plans (Continued)
          -------------------------

The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.5 and 7 percent for the years ended December 31, 2003 and 2002, respectively. The expected long-term rate of return was 7 percent for the years ended December 31, 2003 and 2002. The expected average percentage increase in compensation levels was 3 percent for the years ended December 31, 2003 and 2002.

The Company has established a 401(k) profit sharing plan. Employees may contribute the lesser of $11,000 or 25 percent of their compensation to the Company's plan. The Company contributes an additional 100 percent of the amount contributed by employees up to a maximum of 4 percent of compensation. Participants are fully vested in employer contributions after 3 years of service. The Company contributed $25,499 and $38,525 for the years ended December 31, 2003 and 2002, respectively.

Note 11.  Preferred Stock
          ---------------

The Company's outstanding preferred stock consists of 750,000 shares of Series A Convertible Preferred Stock and 714,285 shares of Series B Convertible Preferred Stock. Preferred shares are entitled to preferential cumulative dividends at 12 percent per annum (totaling $527,503 per year) as and when declared by the Board of Directors. In the event of a dissolution or liquidation, the preferred shares receive $3 per share ($4,392,855 in total) plus any unpaid accumulated dividends. The preferred shares are convertible at any time into common stock at a rate of one share of common stock for each share of preferred stock subject to particular antidilution provisions. The preferred shares are not redeemable.

The Company has the ability to convert the preferred shares to common shares one year after the preferred shares were issued provided the Company's common stock average closing price for the preceding 45 days exceeds $8 per share or the Company completes a public underwriting exceeding $15 million to the Company.

Cumulative dividends on the Company's outstanding preferred shares totaled $1,055,006 and $527,503 for the years ended December 31, 2003 and 2002, respectively.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------


Note 12.  Stock Option Plan
          -----------------

Throughout 2002 and 2001, the Company granted stock options to qualified employees and distributors. The options have a vesting period of four years and expire ten years from the date of issuance. The exercise price is the fair market value on the date of issuance.

The schedule of stock options is as follows:

                                                                 Weighted-
                                   Number of      Range of        Average
                                    Options   Exercise Prices  Exercise Price
                                  ----------- ---------------- --------------
Outstanding at January 1, 2002       171,225   $1.00 - $3.75     $  1.30

  Granted                            121,106   $0.16 - $1.85        0.68
  Exercised                           (1,125)      $1.00            1.00
  Forfeited                         (139,539)      $1.00            1.00
                                  -----------

Outstanding at December 31, 2002     151,667   $0.16 - $3.35        0.90

  Granted                            400,000   $0.20 - $0.76        0.49
  Exercised                                -
  Forfeited                          (20,756)  $0.20 - $2.60        1.83
                                  -----------

Outstanding at December 31, 2003     530,911   $0.16 - $3.00        0.69
                                  ===========


The following table summarizes information about stock options at December 31, 2003:

         Options Outstanding                        Options Exercisable
------------------------------------------------  --------------------------
                                   Weighted-
                                    Average
                                   Remaining         Weighted-
    Range of          Number    Contractual Life      Average       Number
Exercise Prices     Outstanding     (Years)       Exercise Price  Exercisable
------------------  -----------  ---------------  --------------  -----------
  $0.16 - $0.40      200,000           9.02         $    0.23       150,375
  $0.41 - $1.00      275,925           7.58              0.80       174,844
  $1.01 - $2.50       44,811           8.04              1.63         9,617
  $2.51 - $3.00       10,175           7.99              2.57         6,000

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 13.  Additional Cash Flow Information
          --------------------------------

The Company paid $0 and $2,181 in interest during the years ended December 31, 2003 and 2002, respectively. The Company paid $100 and $0 in taxes during the years ended December 31, 2003 and 2002, respectively.

During the year ended December 31, 2003, the Company had no noncash investing or financing activities.

During the year ended December 31, 2002, the Company issued 428,571 shares of Series B preferred stock for 250,000 outstanding shares of Series A preferred stock. The Company also gave equipment and vehicles with a net book value of $47,813 to employees as additional compensation.

Note 14.  Recent Accounting Pronouncements
          --------------------------------

In April 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 are required to be applied to fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have any impact on the Company's financial position or results of operations.

In June 2002, the FASB issued FASB Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issue Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are required to be applied for exit or disposal activities that are initiated after December 31, 2003. The adoption of SFAS 146 is not expected to have any material impact on the Company's financial position or results of operations.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 14.  Recent Accounting Pronouncements (Continued)
          --------------------------------------------

In December 2002, the FASB issued FASB Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The provisions of SFAS 148 are required to be applied to fiscal years ending after December 15, 2003. The adoption of SFAS 148 is not expected to have any impact on the Company's financial position or results of operation.

In July 2003, the FASB issued FIN 46 that requires the consolidation of certain types of entities in which a company absorbs a majority of another entity's expected losses, receives a majority of the other entity's expected residual returns, or both, as a result of ownership, contractual, or other financial interest in the other entity. These entities are called "variable interest entities." The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity's expected losses, (2) equity owners as a group are not able to make decisions about the entity's activities, or (3) equity that does not absorb the entity's losses or receive the entity's residual returns. Variable interests are contractual, ownership, or other monetary interests in an entity that change with fluctuations in the entity's net asset value. As a result, variable interest entities can arise from items such as lease agreements, loan arrangement, guarantees, or service contracts. In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for period ending after March 14, 2004. The Company does not have interests in special purpose entities and will apply the provisions of FIN 46R with its first quarter 2004 financial statements.

Note 15.  Commitments and Contingencies
          -----------------------------

In June 2001, the Company terminated a relationship with its investment advisor. As a condition of this termination agreement, the financial advisor and all investors introduced to the Company by the advisor are entitled to additional shares of common stock should the Company's S-3 Registration Statement not be accepted by the U.S. Securities and Exchange Commission (SEC) by November 15, 2001. The number of shares to be awarded was based on the initial shares purchased during the term the financial advisor was retained and were to be awarded for each month beyond November 15, 2001 that the S-3 Registration Statement was not accepted by the SEC. The total number of shares awarded as a result of the S-3 Registration Statement not being accepted by the SEC was 302,852 and 373,548 during the years ended December 31, 2003 and 2002, respectively.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 15.  Commitments and Contingencies (Continued)
          ----------------------------------------

The Company has issued all of the 676,400 shares of common stock required by the termination agreement.

In September 2001, the Company issued 1,000,000 shares of preferred stock and 500,000 shares of common stock. The stock purchase agreement requires the Company to have an S-3 Registration Statement accepted by the SEC no later than March 2002. In the event this S-3 Registration Statement was not accepted, the owners of these shares are entitled to an annual dividend of $400,000. The Company has not declared such a dividend at December 31, 2003 and 2002.

The Company may become or is subject to investigations, claims, or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, product liability, commercial transactions, etc. The Company is not currently aware of any such items that it believes could have a material, adverse effect on its financial position.

Note 16.  Subsequent Events
          -----------------

The Company terminated its chief executive officer and nearly half of its employees during February 2004. The Company is not liable for any post-employment benefits related to these terminations.

Note 17.  Related Party Transactions
          --------------------------

The Company has paid for legal services provided by a member of the board, $31,879 and $94,977 during the years ended December 31, 2003 and 2002, respectively. The Company owed this director $2,581 for legal services at December 31, 2003.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of its chief executive and financial officers, carried out an evaluation of the Company's "disclosures, controls and procedures" (as defined in the Securities Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date"). Based on that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with worthwhile information relating to the Company as required to be disclosed in the Company's various reports filed or submitted under the Exchange Act in a timely fashion.

      (b) Changes in Internal Control over Financial Reporting. To the best of the knowledge of the Company's Chief Executive Officer and Chief Financial Officer, there were no changes in the Company's internal controls over financial reporting that occurred during the effective period covered by this annual report that materially affected, or would be reasonable likely to materially affect

       To the best of the knowledge of the Company's Chief Executive Officer and Chief Financial Officer, there were no other changes in the Company's internal controls over its financial reporting that occurred during the period covered by this annual report that have or would materially affect, or would be likely to materially affect, the Company's internal controls over financial reporting.


                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      The directors and executive officers of the Company, along with their respective biographical information, are set forth below.

----------------------------------------------------------------------------
NAME             AGE     POSITION
----             -----   --------

Francis R. Otto   67     Founder and Chairman of the Board of Directors

David M. Rees(1)  37     Chief Executive Officer, President and Director

Mike Otto         40     Director

Mark Emerson      40     President

Rohit Patel       63     Director

Fred O'Neal       63     Director
-----------------------------------------------------------------------------

(1) On February 6, 2004, David M. Rees resigned from the Company's Board of Directors and as its Chief Executive Officer and President. On February 6, 2004, Mark Emerson became the Company's new president. On February 18, 2004, Fred O'Neal and Rohit Patel joined Francis Otto and Mike Otto as directors of the Company. See "Significant Events Occurring After Period of this Report" above. Mark Emerson is also currently acting as CEO.
-----------------------------------------------------------------------------

      Francis R. Otto, Ph.D. Dr. Otto is the Company's Founder, Chairman of the Board and a Director of the Company. He received a Bachelors of Arts in Spanish from Baldwin-Wallace College, Berea, Ohio, in 1958. Dr. Otto received a Masters of Arts in Spanish Language and Literature in 1960 and a Ph.D. in Educational Administration and Curriculum Development in 1966, both from the University of Wisconsin. Dr. Otto was a Professor of Linguistics at Ohio State University from 1966 until 1973. From 1973 until 1977, he was a Professor of Linguistics at the University of the Americas, Puebla, Mexico.
He was a Professor of Linguistics at Brigham Young University, Provo, Utah, from 1976 through 1990. Dr. Otto has been an active advocate of computer-assisted language instruction throughout his career. He is a charter member of TESOL (Teaching English as a Second Language). In 1982, he founded and served as Director of CALICO (Computer Assisted Learning and Instruction Consortium), an international symposium research group devoted to applying technology to language instruction. He is fluent in Spanish. Dr. Otto founded the Company in 1990. He is the father of five children, including Mike Otto, a Director of the Company. He is 67 years of age and is fluent in Spanish.

      David M. Rees, J.D. Mr. Rees served as the Company's President and Chief Executive Officer, as well as a Director of the Company, from August 27, 2002 through February 6, 2004. Mr. Rees is a graduate of Weber State University and the New York University School of Law. He practiced law with the New York City firm Skadden, Arps, Slate, Meagher & Flom from 1993 through 1995, where he specialized in corporate finance, mergers and acquisitions.
Mr. Rees is 37 years of age.

      Mike Otto, J.D. Mr. Otto has served as a Director of the Company since September 2002. He is a graduate of the University of Utah College of Law
(1992), where he was a staff member of, and published in, the Utah Law Review. Mr. Otto has served as special and general corporate counsel to dozens of private and public companies. He has served as general counsel to the Company since 1994. He is a partner in the Salt Lake City, Utah based law firm of Otto & McBride, P.C. Mr. Otto has practiced law in Salt Lake City and Park City, Utah since 1995. He also practiced law in Atlanta, Georgia from 1992 to 1994. He is the son of Francis R. Otto, the Company's Founder and Chairman. Mr. Otto is 40 years of age and is fluent in Spanish.

      Mark Emerson. Mr. Emerson had been the Company's President since February 6, 2004. He began working with the Company in August 2002, as its Director of Domestic Sales. He has a Bachelors' of Science from Brigham Young University (Provo, Utah, 1989). He is 40 years old.

      Rohit Patel.   Mr. Patel has had a highly successful career with a
variety of organizations in the United States ranging from start-ups to well-established manufacturing and pharmaceutical companies. He presently serves as an Executive Director and business consultant to the CEO and senior management team of the Bureau of National Affairs, Inc. in Washington, D.C., the largest employee-owned company in the U.S. He was formerly the Chief Executive Officer of Wicat Systems, Inc., where he oversaw the company's becoming a global player in the flight training and simulation software industry. His experience includes general management, with particular emphasis on senior management, strategic planning, product development, sales, marketing and worldwide brand building. He brings valuable experience in operational management, sales and marketing, business model development and implementation. Mr. Patel provides advice on strategic planning, business development, management and leadership development, marketing and brand strategies and positioning for a variety of organizations including Amedica, BNA, Inc., NIIT(India) and others.

      Mr. Patel has a Masters Degree in Business Administration from Michigan State University and a Master of Science Degree from University of Wisconsin. He also worked towards a Doctoral Program in Management at New York University. He has Bachelor's degree in Engineering from the M. S. University in Baroda, India. He is 63 years old.

      Mr. Patel currently serves on the Board of Directors for Amedica, a medical devices company and served on the Board of Directors of BNA Communications, Inc. from 1982-1999.

      Fred O'Neal, Ph.D. Mr. O'Neal joined the Company's Board of Directors on February 6, 2004. Mr. O'Neal has been involved with developing interactive, multi-media training and educational computer applications for over 35 years. In 1964, he received a Bachelors of Science from Central Missouri State University. Mr. O'Neal also has a Masters of Secondary education (University of Missouri, Kansas City, 1971) and a Doctorate in Instructional Psychology (Brigham Young University, 1977). Much of his experience is in the aerospace industry, including being a Project/Technical Director to Boeing Commercial Aircraft Corporation from 1986 to 1990. In 1980, he co-founded the Wicat Institute, which evolved into a private company developing and consulting on the development of dozens of interactive multi-media and/or video training and instructional design computer applications. Over the next 12 years, he and Wicat developed or consulted in the development of training applications for such clients as Boeing, the Royal Army (UK) Signal Corps, IBM, AT & T, American Express, and the National Security Agency. He has been the president and principal consultant to Island MultiMedia, a multi-media and interactive video training and instructional design company, since 1994. He has been married for 33 tears and has two children.

      All officers hold their positions at the will of the Company's Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.


Family Relationships

      Mike Otto is the son of Francis Otto.

Audit Committee

      The Company has no audit committee financial expert, as defined under
Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Compliance with Section 16(a) of the Exchange Act.

      Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors, officers and persons who own more than five percent (5%) of its common stock to file initial reports of ownership and reports of changes of ownership of its common stock with the Securities and Exchange Commission. The Securities and Exchange Commission requires the Company's officers and/or directors, as well as owners of ten percent (10%) of its common stock, to furnish the Company of all 16(a) reports they file. Based on the fact that no such person(s) filed a 16(a) report for the fiscal year ended December 31, 2003, and that all such persons have represented to the Company's Board of Directors that no circumstance(s) that would require their filing a 16(a) report occurred during that fiscal year, no Forms 3, 4 or 5 involving sales of the Company's stock by its officers, directors or owners of ten percent (10%) of its common stock were filed during the year ending December 31, 2003.

Code of Ethics.

      The Company is in the process of adopting a code of ethics for its primary chief executive and financial officers. In the meantime, the Company shall do its utmost to promote honest and ethical conduct, full and fair disclosure in our reports filed with the Securities and Exchange Commission, and compliance with applicable laws and government regulations.


ITEM 10.   EXECUTIVE COMPENSATION

      Neither Howard R. Baer, the former President and Chief Executive Officer of Politics.com, nor Kevin C. Baer, the former Secretary/Treasurer of Politics.com, or any other officer or director of Politics.com received any compensation from the Company during the fiscal years ended December 31, 2001, December 2002, and December 31, 2003.

      The table below sets forth the compensation paid by Computer Assisted Learning and Instruction, Inc. to Timothy D. Otto and Kimber B. Jensen for the fiscal year ended December 31, 2001 and compensation paid by the Company for the fiscal years ended December 31, 2001 and through August 27, 2002. The only compensation paid by CALI and by the Company was in the form of salary and bonus. No other type of compensation was paid.

      David M. Rees became the Company's President and Chief Executive Officer in August 2002. Prior to that time he was not employed by the Company.

      David M. Rees(1)    2003 Salary:   $165,000     2003 Bonus:    $ 68,669
                          2002 Salary:   $ 25,384     2002 Bonus:    $ 10,456
                          2001 Salary:          0     2001 Bonus:    $      0

      Timothy D. Otto(2)  2003 Salary:   $      0     2003 Bonus:    $      0
                          2002 Salary:   $109,615     2002 Bonus:    $      0
                          2001 Salary:   $150,000     2001 Bonus:    $ 25,000


      Kimber B. Jensen(3) 2003 Salary:   $      O     2003 Bonus:    $      0
                          2002 Salary:   $ 95,000     2002 Bonus:    $      0
                          2001 Salary:   $130,000     2001 Bonus:    $ 15,000

      Francis R. Otto(4)  2003 Salary:   $150,000     2003 Bonus:    $      0
                          2002 Salary:   $      0     2002 Bonus:    $105,480
                          2001 Salary:          0     2001 Bonus:    $      0

      (1) David Rees served as President and CEO from 8/2002 through 2/2004
      (2) Timothy Otto served as CEO in 2001 through Aug. 2002
      (3) Kimber Jensen served as COO in 2001 through Aug. 2002
      (4) Francis Otto is Chairman of the Board




              OPTION/SAR GRANTS IN LAST FISCAL YEAR

                        Individual Grants
                        -----------------

                                    Percent of
                     Number of      total
                     securities     options/SARs
                     underlying     granted to     Exercise or
                     Options/SAR's  employees in   base price  Expiration
     Name            granted(#)     fiscal year      ($/sh)    date
-------------------  -------------  -------------- ----------- ------------
David Rees              300,000         75%        $.36 -$.40  July 1, 2013

David Emerson            50,000         13%              $.35  Jan. 1, 2013



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of March 24, 2004 certain information with respect to beneficial ownership of the Company's Common Stock by: (i) each person known by the Company to beneficially own more than 5% of the Company's Common Stock; (ii) each of the Company's directors, (iii) each of the executive officers of the Company; and (iv) all directors and executive officers as a group. This information is based upon information received from or on behalf of the named individual. Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed.


Name of Beneficial Owner         Amount and Nature    Percent of Class
-------------------------       -------------------   ---------------

     Francis Otto                   9,471,000 (1)              57.1
     526 E. Quail Rd.
     Orem Ut 84097

     David M. Rees                    375,000 (2)               2.3

     Mike Otto                         95,000 (3)               0.6

     Rohit Patel                            0                   0.0

     Fred O'Neal                            0                     0

     Camden Partners
     Strategic Fund II-A, L.P.      1,854,285 (4)(5)           11.2
     One South Street
     Suite 2150
     Baltimore MD 21201

     Camden Partners
     Strategic Fund II-B, L.P.        110,000 (5)(6)            0.7


     All directors and executive
     officers as a group            9,941,000                  59.9


(1) Includes shares owned in a family limited partnership over which Francis
    R. Otto and Janet M. Otto maintain voting control.

(2) Includes options to purchase 25,000 shares of common stock at an exercise price of $1.00 per share and options to purchase four blocks of up to seventy-five thousand (75,000) shares of common stock at an exercise price of $0.39, $0.74, 0.69 and $0.26 per share, respectively.

(3) Includes options to purchase 25,000 shares of common stock at an exercise price of $1.00 per share.

(4) Includes 472,000 shares of common stock, 708,000 shares of Series A Preferred Stock convertible into common stock on one for one basis, and 674,285 shares of Series B Preferred Stock.

(5) All of the Company's securities owned by Camden entities are under the common control of Camden Partners Strategic II, LLC.

(6) Includes 28,000 shares of common stock, 42,000 shares of Series A Preferred Stock convertible into common stock on one for one basis, and 40,000 shares of Series B Preferred Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT. NO.        DESCRIPTION

2.1 Agreement and Plan of Reorganization by and among Politics.com, Inc. and Computer Assisted Learning and Instruction, Inc.(Filed as Exhibit
        2.1 to Form 8-K for Politics.com on February 14, 2001) (2)

3.1 Articles of Incorporation, as amended, of the Company (Filed as Exhibit 2.1 to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on October 8, 1999 ("the Form 10-SB"). (2)

3.2 Articles of Amendment to Certificate of Incorporation of Politics.com, Inc., as filed as Exhibit 3.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 14, 2001. (2)

3.3     Bylaws of the Company, filed as Exhibit 2.2 to the Company's Form
        10-SB. (2)

10.1 Lease for 406 West 10600 South, Suite 610, Salt Lake City, Utah 84095, commencing February 1, 2003 and amendment (Filed as Exhibit of Form 10KSB for December 31, 2002 on March 28, 2003.) (2)

10.2 1999 Combination Stock Option Plan, filed as Exhibit 6.3 to the Company's Form 10-SB. (2)

10.3 Form of Non-Qualified Stock Option Agreement, filed as Exhibit 6.5 to the Company's Form 10-SB. (2)

10.4 Form of Incentive Stock Option Agreement, filed as Exhibit 6.6 to the Company's Form 10-SB. (2)

10.5 Stockholders Agreement dated September 20, 2001 between the Company and certain stockholders. (Filed as Exhibit 10.5 of Form 10KSB/A2 for December 31, 2000 on January 15, 2002.) (2)

10.6 Registration Rights Agreement dated September 20, 2001 between the Company and certain stockholders. (Filed as Exhibit 10.5 of Form 10KSB/A2 for December 31, 2000 on January 15, 2002.)(2)

10.7 Employment Agreement dated September 19, 2001 between the Company and Timothy D. Otto. (Filed as Exhibit 10.5 of Form 10KSB/A2 for
        December 31, 2000 on January 15, 2002.) (2)

10.8 Employment Agreement dated September 19, 2001 between the Company and Kimber Jensen. (Filed as Exhibit 10.5 of Form 10KSB/A2 for
        December 31, 2000 on January 15, 2002.) (2)

10.9 Employment Agreement dated September 19, 2001 between the Company and John Bodine. (Filed as Exhibit 10.5 of Form 10KSB/A2 for
        December 31, 2000 on January 15, 2002.) (2)

10.10 Non-Disclosure, Intellectual Property and Non-Competition Agreement dated September 18, between the Company and Dr. Frank Otto.
        (Filed as Exhibit 10.5 of Form 10KSB/A2 for December 31, 2000 on January 15, 2002.) (2)

31.1    Section 302 Certification - Principal Executive Officer (1)

31.2    Section 302 Certification - Principal Financial Officer (1)

32.1    Section 906 Certification - Principal Executive Officer (1)

32.2    Section 906 Certification - Principal Financial Officer (1)
- ---------------

(1)    Filed herewith.

(2) In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

      (b)    Reports on Form 8-K

      The Company filed no reports on or under Form 8-K during the last quarter of the period covered by this annual report. However, on February 19, 2004, the Company filed a Form 8-K to report i) the resignation of David M. Rees as its President, Chief Executive Officer, and from its Board of Directors on February 6, 2004; and ii) the addition of Messrs. Rohit Patel and Fred O'Neal to the Company's Board of Directors on February 18, 2004.



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two respective fiscal years for professional accounting services rendered by the principal account for the audit of the annual financial statement and review of the financial statements included in the 10-QSB reports of English Language Learning and Instruction System, Inc., as well as the other services normally provided by the accountant in connection with statutory and regulatory filings and/or engagement were $40,895 for the fiscal year ended 2003, and $28,305 for the fiscal year ended 2002.

Audit Related Fees

There were no fees for other services related to audits of the Company's financial statements or financial information for the fiscal year ending on December 31, 2003.

Tax Fees

The Company paid total professional fees to its principal accountant for tax compliance, tax advice and tax planning of $2,806 and $3,175, respectively, for the fiscal years ended 2003 and 2002.

All Other Fees

Other than the services and fees reported above, the Company paid an additional $1,938 and $150, respectively, for other aggregate fees and services billed by its principal accountant in 2003 and 2002.

The Company does not have an audit committee currently serving and as a result the Company's Board of Directors performs the duties of an audit committee. The Company's Board of Directors will evaluate and approve in advance, with appropriate input and recommendations from its Chief Financial Officer and other personnel familiar with the Company's financial and/or daily business operations, the scope and cost of engaging an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ENGLISH LANGUAGE LEARNING AND INSTRUCTION
                         SYSTEM, INC.

DATE: March 26, 2004     BY: /s/ Mark Emerson
                             ----------------------------
                             Mark Emerson, President
                             Principal Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE                  TITLE                                DATE

/s/ Francis R. Otto
_____________________      Chairman of the Board            March 26, 2004
Francis R. Otto            of Directors


/s/ Mike Otto
______________________     Director                         March 26, 2004
Mike Otto


/s/ Dennis Hanks
_______________________    Principal Financial Officer      March 26, 2004
Dennis Hanks