Form 10QSB
period 2004-03-31
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2004-05-14
CIK 1094231

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB
(Mark One)
 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                OR
 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ______________ TO ______________

          COMMISSION FILE NUMBER  0-27591


      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
 ----------------------------------------------------------------
(Exact name of small business issuer as  specified in its charter)


               DELAWARE                            33-0836078
       ----------------------------              ----------------------
       (State or Other Jurisdiction              (IRS Employer
            of Organization)                     Identification Number)


    406 West 10600 South, Suite 601, Salt Lake City, UT  84095
 ----------------------------------------------------------------
      (Address of Principal Executive Offices)   (Zip Code)


                          (801) 858-0880
      -------------------------------------------------------
         (Issuer's Telephone Number, Including Area Code)



Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of April 7, 2004, there were 15,439,746 outstanding shares of the issuer's common stock, $.00001 par value; and, there were 1,464,285 outstanding shares of the issuer's convertible preferred stock, $.00001 par value.

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The unaudited financial statements of English Language Learning and Instruction System, Inc., a Delaware corporation (the "Company"), as of March 31, 2004, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

              CONSOLIDATED FINANCIAL INFORMATION OF
                  ENGLISH LANGUAGE LEARNING AND
                   INSTRUCTION SYSTEM, INC. AND
                            SUBSIDIARY

                  MARCH 31, 2004 (UNAUDITED) AND
                   DECEMBER 31, 2003 (AUDITED)

TABLE OF CONTENTS                                                      Page
-----------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheets                                                      F-1

   Statements of Operations                                            F-2

   Statements of Cash Flows                                            F-3

   Notes to Financial Statements                                       F-4

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY
BALANCE SHEETS
                                                    March 31,    December 31,
                                                       2004         2003
-----------------------------------------------------------------------------
                                                   (Unaudited)    (Audited)
ASSETS
Current Assets:
  Cash                                            $     15,046  $    165,094
  Accounts receivable - net of allowance               496,660       498,294
  Employee receivable                                        -         2,729
  Inventories                                           89,568       106,979
  Prepaid expenses                                     328,443       345,382
  Deferred tax assets                                   26,504        33,075
                                                  ------------- -------------
    Total current assets                               956,221     1,151,553

Fixed Assets:
  Property and equipment                               405,259       395,009
  Accumulated depreciation                            (247,840)     (225,636)
                                                  ------------- -------------
    Net fixed assets                                   157,419       169,373

Other Assets:
  Note receivable                                      317,856       319,199
  Deferred tax asset                                   924,466       921,722
  Other assets                                          22,703        83,703
                                                  ------------- -------------
    Total other assets                               1,265,025     1,324,624
                                                  ------------- -------------
Total assets                                      $  2,378,665  $  2,645,550
                                                  ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                  $      6,630  $      8,934
  Accounts payable                                     260,597       313,345
  Income tax payable                                         -           100
  Accrued liabilities                                  219,215       203,039
                                                  ------------- -------------
    Total current liabilities                          486,442       525,418

Stockholders' Equity:
  Series A preferred stock, $0.00001 par value,
    10,000,000 shares authorized,
    750,000 issued and outstanding
    Liquidation preference of $2,250,000                     8             8
  Series B preferred stock, $0.00001 par value,
    10,000,000 shares authorized,
    714,285 issued and outstanding
    Liquidation preference of $2,142,855                     7             7
  Common stock, $0.00001 par value, 50,000,000
    shares authorized, 15,439,746 shares issued
    and outstanding                                        155           155
  Additional paid-in capital                         6,930,568     6,930,568
  Other cumulative comprehensive loss                     (913)         (913)
  Retained deficit                                  (5,037,602)   (4,809,693)
                                                  ------------- -------------
    Total stockholders' equity                       1,892,223     2,120,132
                                                  ------------- -------------
    Total liabilities and stockholders' equity    $  2,378,665  $  2,645,550
                                                  ============= =============

The accompanying notes are an integral part of these statements.

<TABLE

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
                                                  Three Months  Three Months
                                                  Ended March   Ended March
                                                  31, 2004      31, 2003
-----------------------------------------------------------------------------
                                                  (Unaudited)   (Unaudited)

Software Sales                                    $    587,532  $    587,106
Non-Software Sales                                      18,767        46,838
                                                  ------------- -------------
    Total sales                                        606,299       633,944

Cost of Goods Sold:
  Product                                               34,337        20,903
  Sales commissions                                      5,010        30,516
                                                  ------------- -------------
    Total cost of goods sold                            39,347        51,419
                                                  ------------- -------------
Gross Profit                                           566,952       582,525

Operating Expenses:
  Selling                                              104,473       108,446
  Marketing                                             71,153        53,510
  Development                                          170,368       157,715
  Support services                                      92,671        86,288
  General and administrative                           349,329       404,083
                                                  ------------- -------------
    Total operating expenses                           787,994       810,042
                                                  ------------- -------------
Operating Loss                                        (221,042)     (227,517)

Other Income (Expense):
  Interest income                                          888         9,376
  Gain (loss) on sale of fixed assets                      750       (42,875)
  Interest expense                                      (4,678)            -
                                                  ------------- -------------
    Total other income (expense)                        (3,040)      (33,499)
                                                  ------------- -------------
Loss Before Income Taxes                              (224,082)     (261,016)

Income Taxes:
  Current                                                    -             -
  Deferred                                               3,827        19,122
                                                  ------------- -------------
    Total income taxes                                   3,827        19,122
                                                  ------------- -------------
Loss From Continuing Operations                       (227,909)     (280,138)
Loss from Operations of Discontinued Subsidiary              -       (69,176)
                                                  ------------- -------------
Net Loss                                          $   (227,909) $   (349,314)
                                                  ============= =============
Loss Per Share - Basic
  Loss from continuing operations                 $      (0.01) $      (0.02)
  Loss from discontinued operations                          -             -
                                                  ------------- -------------
  Net loss                                        $      (0.01) $      (0.02)
                                                  ============= =============
Loss Per Share - Fully Diluted
  Loss from continuing operations                 $      (0.01) $      (0.02)
  Loss from discontinued operations                          -             -
                                                  ------------- -------------
  Net loss                                        $      (0.01) $      (0.02)
                                                  ============= =============
Weighted Average Shares Outstanding:
  Basic                                             15,439,746    15,181,056
  Fully Diluted                                     15,641,746    15,387,865


The accompanying notes are an integral part of these statements.



ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY STATEMENTS OF CASH FLOWS
                                                Three Months   Three Months
                                                Ended March    Ended March
                                                31, 2004       31, 2003
-----------------------------------------------------------------------------
                                                (Unaudited)    (Unaudited)
Cash Flows from Operating Activities:
  Net loss                                      $    (227,909) $    (349,314)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
     Depreciation                                      22,204         23,518
     Deferred taxes                                     3,827         19,122
     (Gain) loss on sale of fixed assets                 (750)        42,875
     Accrued interest on note receivable                    -         (5,707)
     (Increase) decrease in operating assets:
        Accounts receivable                             1,634         69,918
        Employee receivable                             2,729              -
        Inventories                                    17,411          3,284
        Prepaid expenses                               16,939         (5,009)
        Other assets                                   61,000        (22,508)
     Increase (decrease) in operating liabilities:
        Accounts payable                              (52,748)        16,207
        Income taxes payable                             (100)             -
        Accrued liabilities                            16,176          1,463
                                                -------------- --------------
          Total adjustments                            88,322        143,163
                                                -------------- --------------
     Net cash used by operating activities           (139,587)      (206,151)

Cash Flows from Investing Activities:
  Proceeds from sale of fixed assets                      750          6,135
  Purchase of equipment                               (10,250)       (32,576)
  Repayment of notes receivable                         1,343              -
                                                -------------- --------------
     Net cash used by investing activities             (8,157)       (26,441)

Cash Flows from Financing Activities:
  Net repayment on line of credit                      (2,304)             -
                                                -------------- --------------

Net Change in Cash                                   (150,048)      (232,592)

Beginning Cash                                        165,094        628,004
                                                -------------- --------------

Ending Cash                                     $      15,046  $     395,412
                                                ============== ==============

Supplemental Information:
-------------------------
   The Company paid $4,678 and $0 in interest during the three months ended March 31, 2004 and 2003, respectively. The Company paid $100 and $0 in income taxes during the three months ended March 31, 2004 and 2003.









The accompanying notes are an integral part of these statements.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note 1.  Accounting Policies
         -------------------

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes and with the historical financial information of the Company. The interim results are not necessarily indicative of the operating results expected for the full fiscal year ending December 31, 2004.

Note 2.  Loss per Share
         --------------

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

Note 3.  Allowance for Doubtful Accounts
         --------------------------------

The allowance for doubtful accounts at March 31, 2004 and December 31, 2003 is $58,341.


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

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 4.  Stock Option Plan (continued)
         -----------------

SFAS 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                      March 31,    March 31,
                                                        2004         2003
                                                   ------------- ------------
      Net loss, as reported                        $   (227,909) $  (349,314)
      Total stock-based employee compensation
        expense determined by fair value-based
        method of awards                                 (4,750)      (9,023)
                                                   ------------- ------------
      Net loss, pro forma                          $   (232,659) $  (358,337)
                                                   ============= ============

      Basic loss per share, as reported            $      (0.01) $     (0.02)
      Basic loss per share, pro forma              $      (0.01) $     (0.02)


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
     Expected life of options              7 years    7 years

The weighted average fair value of options granted during the three months ended March 31, 2004 and 2003 was $0.19 and $0.18, respectively.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of the Company's financial condition as of March 31, 2004 and the Company's results of operations for the three month periods ended March 31, 2004 and March 31, 2003 should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. All information contained in this Item 2 reflects only the Company's continuing operations.

Results of Operations
---------------------

Comparison of the Three-Month Periods Ended March 31, 2004 and March 31, 2003
-----------------------------------------------------------------------------

Revenues. Revenues for the three-month period ended March 31, 2004 were $606,299, compared to $633,944 for the three-month period ended March 31, 2003. This slight decrease was due to a delay in releasing the Company's new
3.0 version of its Academic product.

Cost of Sales. Cost of sales for the three-month period ended March 31, 2004 were $39,347, compared to $51,419 for the three-month period ended March 31, 2003. The decrease is the result of lower sales commissions paid in the first quarter of 2004.

Operating Expenses. Operating expenses for the three-month period ended March 31, 2004 were $787,994, compared to $810,042 for the three-month period ended March 31, 2003. Selling and marketing expenses increased from $161,956 during these three months in 2003 to $175,626 for the same three months in 2004 due to increased marketing costs related to the release of the Academic version
3.0 product. Development expenses increased from $157,715 during the first quarter of 2003 to $170,368 in the first quarter of 2004 due to contracted translation services included in the new Academic version 3.0 product.
Support Services increased from $86,288 in the first quarter of 2003 to $92,671 in the same three months in 2004 due to the increase in the support needs of all product lines. General and Administrative expenses decreased from $404,083 in the first quarter of 2003 to $349,329 in the first quarter of 2004. This decrease was due to a reduction in the administrative staff.

Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the three-month period ended March 31, 2004, these costs were $22,204, compared to $23,518 for the three-month period ended March 31, 2003. This decrease was due to the certain older assets becoming fully depreciated and not replaced.

Liquidity and Capital Resources
-------------------------------

The Company has funded its cash requirements for the three-month period ended March 31, 2004 entirely through its operating activities. The same period a year ago was also funded entirely through its operating activities.

The Company is currently incurring cash expenses in the amount of approximately $230,000 per month for all operations, of which fixed costs account for approximately $205,000. The Company has terminated its operations in Brazil, and expects no additional expenditures there. The Company anticipates capital expenditures will be approximately $46,000 for the current fiscal year. The Company believes that its current liquidity and capital resources are sufficient to support the Company's ongoing business operations.

Off Balance Sheet Arrangements
------------------------------

None

Item 3.  Control's Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation of those controls and procedures performed within 90 days of the filing date of this report, the acting Chief Executive Officer and acting Chief Financial Officer of the Company, Mark Emerson and Dennis Hanks, concluded that the Company's disclosure controls and procedures were adequate.

(b) Internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the acting Chief Executive Officer and acting Chief Financial Officer, Mark Emerson and Dennis Hanks.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities and Use of Proceeds

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to Vote of Security Holders.

          None.

Item 5.   Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K.

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

31.1    Section 302 Certification - Chief Executive Officer (1)

31.2    Section 302 Certification - Chief Financial Officer (1)

32.1    Section 906 Certification - Chief Executive Officer (1)

32.2    Section 906 Certification - Chief Financial Officer (1)
----------------------------------
                                12

(1)    Filed herewith.

(2) In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

      (b)    Reports on Form 8-K

On February 19, 2004, the Company filed a Form 8-K to report under Item 5 regarding: i) the resignation of David M. Rees as its President, Chief Executive Officer and from its Board of Directors on February 6, 2004; and ii) the addition of Messrs. Rohit Patel and Fred O'Neal to the Company's Board of Directors on February 18, 2004.



                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 7, 2004   ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.

                           /s/ MARK F. EMERSON
                       By:_________________________________________
                          MARK F. EMERSON
                          Chief Executive Officer and President



                           /s/ DENNIS R. HANKS
                       By:_________________________________________
                          DENNIS R. HANKS
                          Chief Financial Officer