Form 10QSB
period 2004-06-30
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2004-08-12
CIK 1094231

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

   406 WEST 10600 SOUTH, SUITE 610, SALT LAKE CITY, UTAH 84095
             (Address of principal executive offices)

                          (801) 858-0880
                   (Issuer's telephone number)

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 4, 2004, the issuer had outstanding 15,439,746 shares of Common Stock, par value $0.00001 per share, and 1,464,285 shares of Preferred Stock, par value $0.00001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                 PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements of English Language Learning and Instruction System, Inc., a Delaware corporation (the "Company"), as of June 30, 2004, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial condition of the Company.

              CONSOLIDATED FINANCIAL INFORMATION OF
                  ENGLISH LANGUAGE LEARNING AND
                   INSTRUCTION SYSTEM, INC. AND
                            SUBSIDIARY

                  JUNE 30, 2004 (UNAUDITED) AND
                   DECEMBER 31, 2003 (AUDITED)

TABLE OF CONTENTS
                                                                         Page
-----------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS:

  Balance Sheets                                                         F - 1

  Statements of Operations                                               F - 2

  Statements of Cash Flows                                               F - 3

  Notes to Financial Statements                                          F - 4

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY
BALANCE SHEETS
                                                      June 30,    December 31,
                                                       2004           2003
------------------------------------------------------------------------------
                                                     (Unaudited)   (Audited)
ASSETS

Current Assets:
  Cash                                             $    331,277  $    165,094
  Accounts receivable - net of allowance                594,513       498,294
  Employee receivable                                         -         2,729
  Inventories                                           121,011       106,979
  Prepaid expenses                                      289,283       345,382
  Deferred tax assets                                    16,614        33,075
                                                   ------------- -------------
    Total current assets                              1,352,698     1,151,553

Fixed Assets:
  Property and equipment                                401,321       395,009
  Accumulated depreciation                             (267,217)     (225,636)
                                                   ------------- -------------
    Net fixed assets                                    134,104       169,373

Other Assets:
  Note receivable                                       311,840       319,199
  Deferred tax asset                                    925,868       921,722
  Other assets                                           22,703        83,703
                                                   ------------- -------------
    Total other assets                                1,260,411     1,324,624
                                                   ------------- -------------
    Total assets                                   $  2,747,213  $  2,645,550
                                                   ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Line of credit                                   $      4,557  $      8,934
  Convertible note                                      100,945             -
  Accounts payable                                      187,652       313,345
  Income tax payable                                          -           100
  Accrued liabilities                                   268,849       203,039
                                                   ------------- -------------
   Total current liabilities                            562,003       525,418

Stockholders' Equity:
  Series A preferred stock, $0.00001 par value,
    10,000,000 shares authorized, 750,000
    issued and outstanding
    Liquidation preference of $2,250,000                      8             8
  Series B preferred stock, $0.00001 par value,
    10,000,000 shares authorized, 714,285
    issued and outstanding
    Liquidation preference of $2,142,855                      7             7
  Common stock, $0.00001 par value, 70,000,000
    shares authorized, 15,439,746 shares
    issued and outstanding                                  155           155
  Additional paid-in capital                          6,930,568     6,930,568
  Other cumulative comprehensive loss                      (913)         (913)
  Retained deficit                                   (4,744,615)   (4,809,693)
                                                   ------------- -------------
    Total stockholders' equity                        2,185,210     2,120,132
                                                   ------------- -------------
    Total liabilities and stockholders' equity     $  2,747,213  $  2,645,550
                                                   ============= =============



The accompanying notes are an integral part of these statements.


ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS

                             Three Months  Three Months  Six Months    Six Months
                             Ended June    Ended June    Ended June    Ended June
                             30, 2004      30, 2003      30, 2004      30, 2003
------------------------------------------------------------------------------------
                             (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

Software Sales               $    870,081  $  1,108,918  $  1,457,613  $  1,696,024
Non-Software Sales                 20,760       126,906        39,527       173,744
                             ------------- ------------- ------------- -------------
  Total sales                     890,841     1,235,824     1,497,140     1,869,768

Cost of Goods Sold:
 Product                           39,597        35,027        73,934        55,930
 Sales commissions                 20,852        55,960        25,862        86,476
                             ------------- ------------- ------------- -------------
  Total cost of goods sold         60,449        90,987        99,796       142,406
                             ------------- ------------- ------------- -------------
Gross Profit                      830,392     1,144,837     1,397,344     1,727,362

Operating Expenses:
 Selling                           43,060       134,402       147,533       242,848
 Marketing                         42,912        73,483       114,065       126,993
 Development                       49,888       158,840       220,256       316,555
 Support services                 113,061        85,065       205,732       171,353
 General and administrative       292,756       341,772       642,085       745,855
                             ------------- ------------- ------------- -------------
  Total operating expenses        541,677       793,562     1,329,671     1,603,604
                             ------------- ------------- ------------- -------------
Operating Income                  288,715       351,275        67,673       123,758

Other Income (Expense):
 Interest income                   18,903         8,998        19,791        18,374
 Gain (loss) on sale of
   fixed assets                    (4,283)            -        (3,533)      (42,875)
 Other expense                          -        (2,359)            -        (2,359)
 Interest expense                  (1,860)            -        (6,538)            -
                             ------------- ------------- ------------- -------------
  Total other income (expense)     12,760         6,639         9,720       (26,860)
                             ------------- ------------- ------------- -------------
Income Before Income Taxes        301,475       357,914        77,393        96,898

Income Taxes:
 Current                                -           100             -           100
 Deferred                           8,488        36,308        12,315        55,430
                             ------------- ------------- ------------- -------------
  Total income taxes                8,488        36,408        12,315        55,530
                             ------------- ------------- ------------- -------------
Income From Continuing
 Operations                       292,987       321,506        65,078        41,368

Loss from Operations of
 Discontinued Subsidiary                -       (16,773)            -       (85,949)
                             ------------- ------------- ------------- -------------

Net Income (Loss)            $    292,987  $    304,733  $     65,078  $    (44,581)
                             ============= ============= ============= =============

Income (Loss) Per Share - Basic
 Income from continuing
  operations                 $       0.02  $       0.02  $          -  $          -
 Loss from discontinued
  operations                            -             -             -         (0.01)
                             ------------- ------------- ------------- -------------
  Net income (loss)          $       0.02  $       0.02  $          -  $      (0.01)
                             ============= ============= ============= =============


Income (Loss) Per Share - Fully Diluted
 Income from continuing
  operations                 $       0.02  $       0.02  $          -  $          -
 Loss from discontinued
  operations                            -             -             -         (0.01)
                             ------------- ------------- ------------- -------------
  Net income (loss)          $       0.02  $       0.02  $          -  $      (0.01)
                             ============= ============= ============= =============

Weighted Average Shares Outstanding:

 Basic                         15,439,736    15,467,083    15,439,736    15,324,069
 Fully Diluted                 15,441,746    15,874,198    15,441,746    15,532,823


The accompanying notes are an integral part of these statements.



ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY STATEMENTS OF CASH FLOWS

                                                   Six Months    Six Months
                                                   Ended June    Ended June
                                                   30, 2004      30, 2003
------------------------------------------------------------------------------
                                                   (Unaudited)   (Unaudited)
Cash Flows from Operating Activities:
 Net income (loss)                                 $     65,078  $    (44,581)
 Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
   Depreciation                                          43,247        46,333
   Deferred taxes                                        12,315        55,430
   (Gain) loss on sale of fixed assets                    3,533        42,875
   Provision for bad debt                               (29,255)       10,000
   Accrued interest                                         945             -
   (Increase) decrease in operating assets:
     Accounts receivable                                (66,964)     (384,886)
     Income taxes receivable                                  -        39,952
     Employee receivable                                  2,729           639
     Inventories                                        (14,032)       (6,453)
     Prepaid expenses                                    56,099        18,186
     Other assets                                        61,000       (47,508)
   Increase (decrease) in operating liabilities:
     Accounts payable                                  (125,693)       31,437
     Income taxes payable                                  (100)            -
     Accrued liabilities                                 65,810       150,950
                                                   ------------- -------------
       Total adjustments                                  9,634       (43,045)
                                                   ------------- -------------
  Net cash provided (used) by operating activities       74,712       (87,626)

Cash Flows from Investing Activities:
 Proceeds from sale of fixed assets                       2,800         6,135
 Purchase of equipment                                  (14,311)      (32,576)
 Repayment of note receivable                             7,359        22,880
                                                   ------------- -------------
  Net cash used by investing activities                  (4,152)       (3,561)

Cash Flows from Financing Activities:
 Proceeds from convertible note                         100,000             -
 Net repayment on line of credit                         (4,377)            -
                                                   ------------- -------------
  Net cash provided by financing activities              95,623             -
                                                   ------------- -------------
Net Change in Cash                                      166,183       (91,187)

Beginning Cash                                          165,094       628,004
                                                   ------------- -------------
Ending Cash                                        $    331,277  $    536,817
                                                   ============= =============
Supplemental Information:

The Company paid $5,593 and $0 in interest during the six months ended June 30, 2004 and 2003, respectively.

The Company paid $100 and $0 in income taxes during the six months ended June 30, 2004 and 2003.



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

Note 2.  Income (Loss) per Share

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

Note 3.  Allowance for Doubtful Accounts

The allowance for doubtful accounts at June 30, 2004 and December 31, 2003 is $29,086 and $58,341, respectively.

Note 4.  Convertible Note

The Company borrowed $100,000 from its primary stockholder during the three months ended June 30, 2004. This note bears interest at five percent and is due October 31, 2004 with no periodic installments required. There are no prepayment penalties.

This note is convertible to common stock in the event that the Company issues equity securities in a qualified offering resulting in aggregate gross proceeds of at least $500,000. Should such a qualified offering take place, the note could be converted (principal and accrued interest) to the number of common shares at the price per share received in the qualified offering.

The note balance at June 30, 2004, including accrued interest, is $100,945.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note 5.  Stock Option Plan

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting of Stock-Based Compensation" as amended by SFAS No. 148. Accordingly, no compensation expense has been recognized for stock options granted to employees. Had compensation expense been determined based on fair value at the grant date consistent with the provisions of SFAS 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                      June 30,     June 30,
                                                        2004         2003
                                                   ------------- -------------
Net income (loss), as reported                     $     65,078  $    (44,581)
Total stock-based employee compensation expense
  determined by fair value-based method of awards        (1,750)       (9,023)
                                                   ------------- -------------
Net income (loss), pro forma                       $     63,328  $    (53,604)
                                                   ============= =============

Basic income (loss) per share, as reported         $          -  $      (0.01)
Basic income (loss) per share, pro forma           $          -  $      (0.01)


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
   Expected life of options                            7 years      7 years


The weighted-average fair value of options granted during the six months ended June 30, 2004 and 2003 was $0.17 and $0.18, respectively.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

      The following discussion and analysis of the Company's financial condition as of June 30, 2004 and the Company's results of operations for the three month periods ended June 30, 2004 and June 30, 2003 should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. All information contained in this Item 2 reflects only the Company's continuing operations.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2004 and June 30, 2003

     Revenues. Revenues for the three-month period ended June 30, 2004 were $890,841, compared to $1,235,824 for the three-month period ended June 30,
2003.   This decrease was due to sales from government appropriations in the second quarter of 2003 of $284,100. The Company expects additional sales from government appropriations in the third quarter of 2004.

     Cost of Sales. Cost of sales for the three-month period ended June 30, 2004 were $60,449, compared to $90,987 for the three-month period ended June 30, 2003. This decrease is the result of the decreased revenues in the second quarter of 2004 compared to the second quarter of 2003 as discussed above.

     Operating Expenses. Operating expenses for the three-month period ended June 30, 2004 were $541,677, compared to $793,562 for the three-month period ended June 30, 2003. Selling and marketing expenses decreased from $207,885 during these three months in 2003 to $85,972 for the same three months in 2004 due to reduced sales staff and decreased marketing expenses. The Company's international sales manager resigned in March of 2004 and was not replaced until July of 2004, so elimination of his wages, overhead and travel expenses were part of this reduction. Development expenses decreased from $158,840 during the second quarter of 2003 to $49,888 during the same period in 2004 due to reductions in staff and limiting outsourced development projects. Support Services increased from $85,065 in the second quarter of 2003 to $113,061 in the same three months in 2004 due to the increase in the support needs of the Company's new 3.0 Academic product release. General and Administrative expenses decreased from $341,772 in the second quarter of 2003 to $292,756 in the second quarter of 2004. This decrease was due to the reduction in administrative staff and tighter controls over administrative expenses.

     Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the three-month period ended June 30, 2004, these costs were $21,044, compared to $22,815 for the three-month period ended June 30, 2003. This decrease was due to the smaller asset base used to support the decreased size of the Company.

Comparison of the Six-Month Periods Ended June 30, 2004 and June 30, 2003

     Revenues. Revenues for the six-month period ended June 30, 2004 were $1,497,140, compared to $1,869,768 for the same period ended June 30, 2003. The decrease in revenues in 2004 was due to the delay in releasing the Company's new 3.0 version of its Academic product and by a decrease in revenue associated with domestic grants and appropriations.

     Cost of Sales. Cost of sales for the six-month period ended June 30, 2004 were $99,796, compared to $142,406 for the six-month period ended June
30, 2003.    This decrease is the result of lower revenues in 2004 as
discussed above.

     Operating Expenses. Operating expenses for the six-month period ended June 30, 2004 were $1,329,671, compared to $1,603,604 for the six-month period ended June 30, 2003. Selling and marketing expenses decreased from $369,841 during these six months in 2003 to $261,598 for the same six months in 2004 due to a decrease in the size of our direct sales and marketing force both domestically and internationally. Development expenses decreased from $316,555 during the six-month period of 2003 to $220,256 during the same period of 2004 due to reductions in staff and limiting outsourced development projects. Support Services increased from $171,353 in the six-month period of 2003 to $205,732 in the same six-month period in 2004 due to the increase in the support needs of the Company's new 3.0 release of its Academic product. General and Administrative expenses decreased from $745,855 in the first six months of 2003 to $642,085 in the first six months of 2004. This decrease was due to the reduction in administrative staff and tighter controls over administrative expenses.

     Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the six-month period ended June 30, 2004, these costs were $43,247, compared to $46,333 for the six-month period ended June 30, 2003. This decrease was due to the smaller asset base used to support the decreased size of the Company.

Liquidity and Capital Resources

     The Company has funded its cash requirements for the six-month period ended June 30, 2004 entirely through its operating activities. The same period a year ago was also funded through its operating activities.

     The Company is currently incurring cash expenses in the amount of approximately $200,000 per month for all operations, of which fixed costs account for approximately $190,000. The Company anticipates capital expenditures will be approximately $30,000 for the current fiscal year. The Company believes that its current liquidity and capital resources are sufficient to support the Company's ongoing business operations.

Item 3 - Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and acting Chief Financial Officer of the Company, Rohit Patel and Dennis R. Hanks, concluded that the Company's disclosure controls and procedures were adequate.

     (b) Internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive Officer and acting Chief Financial Officer, Rohit Patel and Dennis Hanks.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Change in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

Exhibit
Number      Description
----------  --------------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

     No Current Reports on Form 8-K were filed during the quarter ended June 30, 2004.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 4, 2004   ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.



                            /S/ ROHIT PATEL
                        By:_____________________________________________
                                ROHIT PATEL
                                Chief Executive Officer and Director



                            /S/ DENNIS R. HANKS
                        By:__________________________________
                                DENNIS R. HANKS
                                Chief Financial Officer