Form 10KSB/A
period 2003-12-31
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2004-10-27
CIK 1094231

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-KSB
                         Amendment No. 1
(Mark One)
 [x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

      (b) Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.


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

                            ENGLISH LANGUAGE LEARNING AND INSTRUCTION
                            SYSTEM, INC.

DATE: October 26, 2004      BY: /s/ Rohit Patel
                            ----------------------------
                            Mark Emerson, President
                            Principal Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE                  TITLE                                DATE

/s/ Francis R. Otto
_____________________      Chairman of the Board         October 26, 2004
Francis R. Otto            of Directors


/s/ Mike Otto
______________________     Director                      October 26, 2004
Mike Otto



/s/ Derin Ford
_______________________    Principal Financial Officer   October 26, 2004
Derin Ford