Form 10QSB
period 2004-09-30
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2004-11-09
CIK 1094231

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________ TO _____________.

                 COMMISSION FILE NUMBER: 0-27591

      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
_________________________________________________________________
(Exact name of small business issuer as specified in its charter)

            DELAWARE                               33-0836078
   ______________________________          ________________________________
  (State or other jurisdiction of          IRS Employer Identification No.)
   incorporation or organization


   406 WEST 10600 SOUTH, SUITE 610, SALT LAKE CITY, UTAH 84095
  ______________________________________________________________
             (Address of principal executive offices)

                          (801) 858-0880
                  ______________________________
                   (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No


               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 30, 2004, the issuer had outstanding 15,439,746 shares of Common Stock, par value $0.00001 per share, and 1,464,285 shares of Preferred Stock, par value $0.00001 per share.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements of English Language Learning and Instruction System, Inc., a Delaware corporation (the "Company"), as of September 30, 2004, were prepared by Management and commence on the following page. In Management's opinion, the financial statements fairly present the Company's financial condition.

              CONSOLIDATED FINANCIAL INFORMATION OF
                  ENGLISH LANGUAGE LEARNING AND
                   INSTRUCTION SYSTEM, INC. AND
                            SUBSIDIARY

                SEPTEMBER 30, 2004 (UNAUDITED) AND
                   DECEMBER 31, 2003 (AUDITED)

TABLE OF CONTENTS                                                       Page
-----------------------------------------------------------------------------

CONSOLIDATED FINANCIAL STATEMENTS:

    Balance Sheets                                                       F-1

    Statements of Operations                                             F-2

    Statements of Cash Flows                                             F-3

    Notes to Financial Statements                                        F-4

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY
BALANCE SHEETS
                                                   September 30,  December 31,
                                                       2004          2003
------------------------------------------------------------------------------
                                                    (Unaudited)    (Audited)
ASSETS

Current Assets:
  Cash                                             $    483,975  $    165,094
  Accounts receivable - net of allowance                564,499       498,294
  Employee receivable                                         -         2,729
  Inventories                                            87,696       106,979
  Prepaid expenses                                      269,123       345,382
  Deferred tax assets                                    34,845        33,075
                                                   ------------- -------------
    Total current assets                              1,440,138     1,151,553

Fixed Assets:
  Property and equipment                                407,216       395,009
  Accumulated depreciation                             (286,148)     (225,636)
                                                   ------------- -------------
    Net fixed assets                                    121,068       169,373

Other Assets:
  Note receivable                                       311,840       319,199
  Deferred tax asset                                    926,445       921,722
  Other assets                                           22,703        83,703
                                                   ------------- -------------
    Total other assets                                1,260,988     1,324,624
                                                   ------------- -------------
      Total assets                                 $  2,822,194  $  2,645,550
                                                   ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Line of credit                                   $      4,160  $      8,934
  Convertible note                                      102,205             -
  Accounts payable                                      128,788       313,345
  Income tax payable                                          -           100
  Accrued liabilities                                   353,920       203,039
                                                   ------------- -------------
    Total current liabilities                           589,073       525,418

Stockholders' Equity:
  Series A preferred stock, $0.00001 par value,
    10,000,000 shares authorized,
    750,000 issued and outstanding
    Liquidation preference of $2,250,000                      8             8
  Series B preferred stock, $0.00001 par value,
    10,000,000 shares authorized,
    714,285 issued and outstanding
    Liquidation preference of $2,142,855                      7             7
  Common stock, $0.00001 par value,
    70,000,000 shares authorized,
    15,439,746 shares issued and outstanding                155           155
  Additional paid-in capital                          6,930,568     6,930,568
  Other cumulative comprehensive loss                      (913)         (913)
  Retained deficit                                   (4,696,704)   (4,809,693)
                                                   ------------- -------------
    Total stockholders' equity                        2,233,121     2,120,132
                                                   ------------- -------------
      Total liabilities and stockholders' equity   $  2,822,194  $  2,645,550
                                                   ============= =============

The accompanying notes are an integral part of these statements.


ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS

                                        Three Months    Three Months    Nine Months     Nine Months
                                        Ended September Ended September Ended September Ended September
                                        30, 2004        30, 2003        30, 2004        30, 2003
--------------------------------------------------------------------------------------------------------
                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Software Sales                          $    1,116,393  $      417,099  $    2,574,006  $    2,123,313
Non-Software Sales                              10,546          41,587          50,073         205,142
                                        --------------- --------------- --------------- ---------------
  Total sales                                1,126,939         458,686       2,624,079       2,328,455

Cost of Goods Sold:
  Product                                      101,228          28,169         175,162          84,099
  Sales commissions                            301,362          51,842         327,224         138,318
                                        --------------- --------------- --------------- ---------------
    Total cost of goods sold                   402,590          80,011         502,386         222,417
                                        --------------- --------------- --------------- ---------------
Gross Profit                                   724,349         378,675       2,121,693       2,106,038

Operating Expenses:
  Selling                                       75,632         127,600         223,165         370,448
  Marketing                                     53,018          57,674         167,083         184,667
  Development                                  126,308         178,996         346,564         495,551
  Support services                              98,293         106,414         304,025         277,767
  General and administrative                   346,719         327,863         988,804       1,073,719
                                        --------------- --------------- --------------- ---------------
    Total operating expenses                   699,970         798,547       2,029,641       2,402,152
                                        --------------- --------------- --------------- ---------------
Operating Income                                24,379        (419,872)         92,052        (296,114)

Other Income (Expense):
  Interest income                                8,258           8,562          28,049          26,936
  Gain (loss) on sale of fixed assets                -               -          (3,533)        (42,875)
  Other expense                                      -               -               -          (2,359)
  Interest expense                              (3,534)              -         (10,072)              -
                                        --------------- --------------- --------------- ---------------
    Total other income (expense)                 4,724           8,562          14,444         (18,298)
                                        --------------- --------------- --------------- ---------------
Income Before Income Taxes                      29,103        (411,310)        106,496        (314,412)

Income Taxes:
  Current                                            -               -               -             100
  Deferred                                     (18,808)        (46,182)         (6,493)          9,248
                                        --------------- --------------- --------------- ---------------
    Total income taxes                         (18,808)        (46,182)         (6,493)          9,348
                                        --------------- --------------- --------------- ---------------
Income From Continuing Operations               47,911        (365,128)        112,989        (323,760)

Discontinued Operations:
  Loss from operations of discontinued
    subsidiary                                       -               -               -         (85,949)
  Loss on disposal of subsidiary                     -        (569,637)              -        (569,637)
                                        --------------- --------------- --------------- ---------------
    Total discontinued operations                    -        (569,637)              -        (655,586)
                                        --------------- --------------- --------------- ---------------
Net Income (Loss)                       $       47,911  $     (934,765) $      112,989  $     (979,346)
                                        =============== =============== =============== ===============
Income (Loss) Per Share - Basic
  Income from continuing operations     $            -  $        (0.02) $         0.01  $        (0.02)
  Loss from discontinued operations                  -           (0.04)              -           (0.04)
                                        --------------- --------------- --------------- ---------------
  Net income (loss)                     $            -  $        (0.06) $         0.01  $        (0.06)
                                        =============== =============== =============== ===============
Income (Loss) Per Share - Fully Diluted
  Income from continuing operations     $            -  $        (0.02) $         0.01  $        (0.02)
  Loss from discontinued operations                  -           (0.04)              -           (0.04)
                                        --------------- --------------- --------------- ---------------
  Net income (loss)                     $            -  $        (0.06) $         0.01  $        (0.06)
                                        =============== =============== =============== ===============
Weighted Average Shares Outstanding:
  Basic                                     15,439,746      15,483,908      15,439,746      15,379,592
  Fully Diluted                             15,439,746      15,695,175      15,439,746      15,589,179


The accompanying notes are an integral part of these statements.

                                       F-2

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY STATEMENTS OF CASH FLOWS
                                                   Nine Months   Nine Months
                                                   Ended         Ended
                                                   September     September
                                                   30, 2004      30, 2003
------------------------------------------------------------------------------
                                                   (Unaudited)   (Unaudited)
Cash Flows from Operating Activities:
 Net income (loss)                                 $    112,989  $   (979,346)
 Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation                                         62,178        70,199
    Deferred taxes                                       (6,493)        9,248
    Loss on disposal of subsidiary                            -       569,637
    (Gain) loss on sale of fixed assets                   3,533        42,875
    Provision for bad debt                                  745        74,767
    Accrued interest                                      2,205             -
    (Increase) decrease in operating assets:
      Accounts receivable                               (66,950)      245,121
      Income taxes receivable                                 -        39,952
      Employee receivable                                 2,729           639
      Inventories                                        19,283       (28,889)
      Prepaid expenses                                   76,259       (54,164)
      Other assets                                       61,000       (64,581)
    Increase (decrease) in operating liabilities:
      Accounts payable                                 (184,557)        9,950
      Income taxes payable                                 (100)            -
      Accrued liabilities                               150,881        39,261
                                                   ------------- -------------
         Cash used by continuing operations             233,702       (25,331)
         Net cash used for discontinued operations            -       (77,424)
                                                   ------------- -------------
    Net cash provided (used) by operating activities    233,702      (102,755)

Cash Flows from Investing Activities:
  Proceeds from sale of fixed assets                      2,800         6,135
  Purchase of equipment                                 (20,206)      (59,700)
  Collection of note receivable                           7,359        28,019
                                                   ------------- -------------
    Net cash used by investing activities               (10,047)      (25,546)

Cash Flows from Financing Activities:
  Proceeds from convertible note                        100,000             -
  Net repayment on line of credit                        (4,774)            -
                                                   ------------- -------------
    Net cash provided by financing activities            95,226             -
                                                   ------------- -------------
Net Change in Cash                                      318,881      (128,301)

Beginning Cash                                          165,094       628,004
                                                   ------------- -------------
Ending Cash                                        $    483,975  $    499,703
                                                   ============= =============
Supplemental Information:
------------------------
The Company paid $7,867 and $0 in interest during the nine months ended September 30, 2004 and 2003, respectively. The Company paid $100 and $0 in income taxes during the nine months ended September 30, 2004 and 2003.

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

Note 2.  Income (Loss) per Share
         -----------------------

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

Note 3.  Allowance for Doubtful Accounts
         -------------------------------

The allowance for doubtful accounts at September 30, 2004 and December 31, 2003 is $59,086 and $58,341, respectively.

Note 4.  Convertible Note
         ----------------

The Company borrowed $100,000 from its primary stockholder during the nine months ended September 30, 2004. This note bears interest at five percent and is due October 31, 2004 with no periodic installments required. There are no prepayment penalties.

This note is convertible to common stock in the event that the Company issues equity securities in a qualified offering resulting in aggregate gross proceeds of at least $500,000. Should such a qualified offering take place, the note could be converted (principal and accrued interest) to the number of common shares at the price per share received in the qualified offering.

The note balance at September 30, 2004, including accrued interest, is $102,205.

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

                                                September 30,  September 30,
                                                     2004          2003
                                                -------------  -------------
     Net income (loss), as reported             $    112,989   $   (979,346)
     Total stock-based employee compensation
       expense determined by fair value-based
       method of awards                              (72,621)        (9,023)
                                                -------------  -------------

     Net income (loss), pro forma               $     40,368   $   (988,369)
                                                =============  =============

     Basic income (loss) per share, as reported $       0.01   $      (0.06)
     Basic income (loss) per share, pro forma   $          -   $      (0.06)


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
     Expected life of options                     7 years      7 years


The weighted-average fair value of options granted during the nine months ended September 30, 2004 and 2003 was $0.11 and $0.18, respectively.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis of our financial condition as of September 30, 2004 and the results of our operations for the three-month periods ended September 30, 2004 and September 30, 2003 should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-QSB. All information contained in this Item 2 reflects only our continuing operations.

     Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2004 and September 30, 2003

     Revenues. Revenues for the three-month period ended September 30, 2004 were $1,126,939, compared to $458,686 for the three-month period ended
September 30, 2003.   This increase was due to sales from target account sales
in the third quarter of 2004 of $507,903. We expect additional sales from such target accounts in the fourth quarter of 2004.

     Cost of Sales. Cost of sales for the three-month period ended September 30, 2004 were $402,590, compared to $80,011 for the three-month period ended September 30, 2003. The increase is the result of the increased revenues and higher commissions on target account sales in the third quarter of 2004 compared to the third quarter of 2003 as discussed above.

     Operating Expenses. Operating expenses for the three-month period ended September 30, 2004 were $699,970, compared to $798,547 for the three-month period ended September 30, 2003. Selling and marketing expenses decreased from $185,274 during these three months in 2003 to $128,650 for the same three months in 2004 due to our eliminating duplicate positions, delaying the hiring of a Director of International Sales, and lower travel and marketing expenses. Development expenses decreased from $178,996 during the third quarter of 2003 to $126,308 during the same period in 2004, due to reductions in staff. We have at the same time increased outsourced development projects, which resulted in significant cost savings while increasing our technical capabilities. Support Services decreased from $106,414 in the third quarter of 2003 to $98,293 in the same three months in 2004 due to reduced staff costs. General and Administrative expenses increased from $327,863 in the third quarter of 2003 to $346,719 in the third quarter of 2004. This increase was due to the company adopting a more conservative stance in increasing reserves against some aging accounts receivables. General and Administrative expenses increased in the third quarter of 2004 due to accrued bonus expense. This increase was offset by reduced travel expense and other cost controls.

     Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the three-month period ended September 30, 2004, these costs were $18,931, compared to $23,865 for the three-month period ended September 30, 2003. This decrease was due to the smaller asset base used to support our decrease in size.



Comparison of the Nine-Month Periods Ended September 30, 2004 and September 30, 2003

     Revenues. Revenues for the nine-month period ended September 30, 2004 were $2,624,079, compared to $2,328,455 for the same period ended September 30, 2003. The increase in revenues in 2004 was due to increased international revenue and increased revenue from domestic target account sales.

     Cost of Sales. Cost of sales for the nine-month period ended September 30, 2004 were $502,386, compared to $222,417 for the nine-month period ended
September 30, 2003.    This increase is from higher revenues and higher
commissions attributable to domestic target account sales in 2004 as discussed above.

     Operating Expenses. Operating expenses for the nine-month period ended September 30, 2004 were $2,029,641, compared to $2,402,152 for the nine-month period ended September 30, 2003. Selling and marketing expenses decreased from $555,115 during these nine months in 2003 to $390,248 for the same nine months in 2004 due to the Company eliminating duplicate positions and reducing heavy international travel expenses. Development expenses decreased from $495,551 during the nine-month period of 2003 to $346,564 during the same period of 2004 due to reductions in staff. Support Services increased from $277,767 in the nine-month period of 2003 to $304,025 in the same nine-month period in 2004 due to the increase in the support needs of the Company's new
3.0 release of its Academic product. General and Administrative expenses decreased from $1,073,719 in the first nine months of 2003 to $988,804 in the first nine months of 2004. This decrease was due to the reduction in administrative staff and tighter controls over administrative expenses.

     Depreciation and Amortization. Depreciation and amortization are included in General and Administrative expenses. For the nine-month period ended September 30, 2004, these costs were $62,178, compared to $70,199 for the nine-month period ended September 30, 2003. This decrease was due to the smaller asset base used to support the decreased size of the Company.

     Liquidity and Capital Resources

     We funded our cash requirements for the nine-month period ended September 30, 2004 through operations. To safeguard against unforeseen contingencies, we borrowed $100,000 from and executed a promissory note in favor of a primary stockholder in April 2004. The note has a maturity date of October 31, 2004, which the note holder has agreed to extend to January 31, 2005. However, we have never drawn against this note, and do not expect to before January 31, 2005.

     Working capital increased by $224,930 during the nine month period ended September 30, 2004. Over the same period, cash increased by $318,881.

     We are currently incurring cash expenses of approximately $370,000 per month for all operations, of which fixed costs account for approximately $240,000. We anticipate capital expenditures of approximately $25,000 for the current fiscal year. We believe our current liquidity and capital resources are sufficient to support our ongoing business operations.


Item 3 - Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on their evaluations of those controls and procedures performed within 90 days of the filing date of this report, the Company's Chief Executive Officer, Rohit Patel, and its Chief Financial Officer, Derin Ford, have concluded that our disclosure controls and procedures are adequate.

     (b) Internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by its Chief Executive Officer, Rohit Patel, and Chief Financial Officer, Derin Ford.


                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Change in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         On August 2, 2004, the holders of a majority of our Voting Stock, at a special meeting and in accordance with our Certificate of Incorporation, Bylaws and Delaware General Corporate Law, approved amending our Certificate of Incorporation to increase the number of authorized shares from 70,000,000 to 90,000,000, and the number of authorized common shares from 50,000,000 (par value $0.00001) to 70,000,000 (par value $0.00001). There are still
20,000,000 authorized preferred shares. The holders of 100% of our preferred shares approved this amendment, as required under Article IV, subparagraph 5 of our Certificate of Incorporation, Bylaws and Delaware General Corporation Law. On August 2, 2004, we had 15,439,746 shares of common stock issued and outstanding and 1,464,286 shares of preferred stock issued and outstanding. Holders of our preferred shares are entitled to vote those shares with common shares on all matters requiring or submitted to a shareholder vote, on a one-for-one basis. Accordingly, on August 2, 2004, we had 16,904,032 shares of Voting Stock. The following table chronicles the shares voted by the holders of a majority of our Voting Stock that approved the amendment to our Certificate of Incorporation at the August 2, 2004 special meeting:

------------------------------------------------------------------------------
              Common      Common              Preferred  Preferred
              Shares      Shares   Common     Shares     Shares     Preferred
              Voted       Voted    Shares     Voted      Voted      Shares
Shareholder   In Favor    Against  Abstaining In Favor   Against    Abstaining
------------- ----------- -------- ---------- ---------- ---------- ----------
Frank Otto    9,471,000     0         0           0        0           0
------------------------------------------------------------------------------
Camden
Partners
Strategic
Fund II-A,
L.P.            472,000     0         0       1,382,285    0           0

------------------------------------------------------------------------------
Camden
Partners
Strategic
Fund II-B,
L.P.             28,000     0         0          82,000    0           0
------------------------------------------------------------------------------

Totals        9,971,000     0         0       1,464,285    0           0
------------------------------------------------------------------------------
Total
Voting
Shares
Voted in
Favor        11,435,285
------------------------------------------------------------------------------

     On August 31, 2004, we filed the appropriate preliminary Information Statements on Form 14C with the United States Securities Exchange Commission ("the SEC") concerning the amendment and its approval by the holders of a majority of our voting shares. On September 15, 2004, we filed the appropriate final Information Statement of Form 14C with the SEC. We mailed that final Information Statement to our shareholders of record on September 16, 2004.

Item 5.  Other Information.

     On August 27, 2004, we filed a Registration Statement with the SEC on Form SB-2. That Registration Statement seeks to register with the SEC subscription rights to 15,439,746 of our common shares. We will offer those subscription rights to shareholders of our common stock during the fourth quarter 2004. Each holder of record of our common stock will have the option to purchase one additional share of our common stock for each share of common stock that they own on the record date of the rights offering. This is known as "the basic subscription privilege." Moreover, each holder of record of our common stock that fully exercises their basic subscription privilege will have the option to purchase any of the 15,439,746 shares remaining after each holder of our common stock has either exercised or declined to exercise their basic subscription privilege, on a pro rata basis. This is known as "the over-subscription privilege." We will sell all subscription rights to our common shares under either the basic or over-subscription privileges for $0.15 per share. This Registration Statement has not yet gone effective. We will not begin offering the subscription rights to our shareholders until: we file a pre-effective amendment to the Registration Statement with the SEC updating our financial information, and, the SEC grants us an effective date.


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

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K.

      No Current Reports on Form 8-K were filed during the quarter ended September 30, 2004.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 4, 2004                ENGLISH LANGUAGE LEARNING AND
                                       INSTRUCTION SYSTEM, INC.

                                          /S/ ROHIT PATEL
                                       By:__________________________________
                                          ROHIT PATEL
                                          Chief Executive Officer and Director



                                          /S/ DERIN FORD
                                       By:__________________________________
                                          DERIN FORD
                                          Chief Financial Officer