Form 10KSB
period 2004-12-31
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2005-03-30
CIK 1094231

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-KSB

(Mark One)

 [x] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

          or

 [_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

          FOR THE TRANSITION PERIOD FROM _______________ TO ____________


                 COMMISSION FILE NUMBER  0-27591


      ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
       ----------------------------------------------------
          (Name of Small Business Issuer in Its Charter)


               DELAWARE                            33-0836078
       ----------------------------              ---------------
       (State or Other Jurisdiction              (IRS Employer
            of Organization)                     Identification Number)


    406 West 10600 South, Suite 601, Salt Lake City, UT  84062
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

As of March 28, 2005, there were 19,471,979 shares of the Registrant's common stock issued and outstanding, par value $0.00001 per share.

As of March 28, 2005, there were 1,464,285 shares of the Registrant's convertible preferred stock issued and outstanding, par value $0.00001 per share.

The Registrant's total revenues for its most recent fiscal year ended December 31, 2004 were $4,243,962.

The aggregate market value of the common stock, $.00001 par value, of the registrant held by non-affiliates (computed by reference to the closing price of the issuer's common stock on the NASD's OTC Bulletin Board on March 28,
2005) was approximately $2,010,000.00.

                        TABLE OF CONTENTS

                              PART I

 Item 1.   DESCRIPTION OF BUSINESS.................................Page  1

 Item 2.   DESCRIPTION OF PROPERTY.................................Page  6

 Item 3.   LEGAL PROCEEDINGS.......................................Page  6

 Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....Page  6


                             PART II

 Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
           STOCKHOLDER MATTERS  AND SMALL BUSINESS ISSUER
           PURCHASES OF EQUITY SECURITIES.......... ...............Page  6

 Item 6.   MANAGEMENT DISCUSSION AND ANALYSIS............... ......Page  8

 Item 7.   FINANCIAL STATEMENTS................................... Page 14

 Item 8.   CHANGES IN OR DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE..................Page 36

 Item 8A.  CONTROLS AND PROCEDURES.................................Page 36

 Item 8B.  OTHER INFORMATION....... ...............................Page 36


                             PART III

 Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
           OF THE EXCHANGE ACT.....................................Page 36

 Item 10.  EXECUTIVE COMPENSATION..................................Page 39

 Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS..........Page 41

 Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........Page 42

 Item 13.  EXHIBITS ...............................................Page 42

 Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES..................Page 43

 Signatures........................................................Page 44

                              PART I


ITEM 1: DESCRIPTION OF BUSINESS

        FORWARD-LOOKING STATEMENT NOTICE

Some of the statements in this report are 'forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that are the subject of the "safe harbor" that those sections create. These forward-looking statements include, but are not limited to, statements about:

                 .  dependence on key personnel;

                 .  competitive technology and products;

                 .  sufficiency of cash resources;

                 .  operations and legal risks;

                 .  our history of operating losses;

                 .  our research, development, and other expenses;

                 . dependence on revenues from existing and new distributors of the ELLIS Software; and

                 . the political structures and economic viability of some of our international markets.

The forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "believe," "hope," "assume," "estimate," "plan," "may," "might," "will," and similar words. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those that the forward-looking statements contemplate. We do not undertake any obligation to update forward-looking statements.

GENERAL

English Language Learning and Instruction System, Inc., a Delaware corporation with its primary offices and place of business in Salt Lake City, Utah, is a leading provider of interactive multimedia software and supporting written materials designed to teach English as a Second Language ("ESL"). Our signature product is "ELLIS" a series of over 20 interactive, multi-media software programs that combine text, full-motion graphics and video, digitized sound, voice recording, and translation from English for a virtual learning experience for English students of all levels. The ELLIS suite of products is effective in all teaching of ESL, English as a Foreign Language ("EFL") and Teachers of English to Speakers of Other Languages ("TESOL").

PRODUCT LINE

     ELLIS Academic Suite

Intro: ELLIS Academic Intro teaches basic skills to beginning English language learners. With over 35 lessons and over 400 hours of instruction, Intro is the foundation for any ESL education program.

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

     ELLIS Kids Suite

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

Level Two: ELLIS Kids Level Two focuses on intermediate learners and continues the instruction sequence of Level One.

    ELLIS Business Suite

ELLIS Business focuses on specific business scenarios through real-life video segments. The following modules are included in ELLIS Business Suite:

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

     ELLIS for Special Purposes

British ELLIS: A British version of ELLIS Academic Intro and Middle Mastery was developed for the British Ministry of Education for its "Learn Direct" Adult Education ESL Initiative.

Canadian ELLIS: A Canadian version of Intro, Middle Mastery and Senior Mastery was developed for Canada's federally funded ESL program and is used in more than 1,000 public high schools.

Corporate ELLIS versions: ELLIS has customized products for special applications for several multinational corporations such as Motorola, Hewlett Packard, IBM, and Johnson & Johnson.

ELLIS Native Language Support: Native language assistance is one of the most powerful features of the ELLIS line of language training software. Two types of native language assistance, Native Language Guides (NLGs) and Native Language Helps (NLHs), are available consistently until the learner has reached a set level of fluency where he/she will no longer require this aid. As English learners may need help in their native language during the early stages of learning for example, these features in the Academic Suite only apply in Intro and Middle Mastery. Learners at the Senior Mastery level are expected to learn entirely in the target language, disabling any native language help. NLGs provide audible and textual translations to words, phrases and text that appear as a part of the lesson. This feature allows the learner to feel comfortable and creates a personalized, friendly environment.

NLHs provide audio and textual support whenever the learner becomes disoriented or seeks further navigational assistance. This feature allows the learner to feel confident and successful. This user-friendly environment allows the student to concentrate on what he/she is learning, not on how to use a computer. These NLGs and NLHs provide native language support in over 55 distinct languages.

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

Sales opportunities are available in four major areas: (1) domestic sales to public and private institutional purchasers; (2) international sales to public and private institutional purchasers; (3) sales of "Home Kits," a less robust version of certain ELLIS products designed and priced for individual users in certain markets; and (4) developing specialized versions and/or suites of the ELLIS software for specialized and/or private markets (e.g., programs to teach British or Canadian English; licensing a third-party to use the ELLIS core technology as a template to develop products for sale to a defined market of students and/or workers).

The International market for our products is far larger than the domestic market. We have devoted significant time and resources to improving its global reach. Our management believes that recruiting qualified local distributors for our products is crucial to success in selling our products in foreign countries. Our efforts today are focused primarily on five countries; the United States, China, the United Kingdom, India and Mexico and other emerging South American markets. Significant progress has been made in each of these countries within the last six months.

Management is vigilant in keeping costs limited to a controlled level on a monthly basis. Because of the lengthy sales cycle typically associated with our products, as well as the time it takes to establish reliable relationships and cash flow abroad, it is imperative that we maintain a strict budget. Our management is confident that costs are now contained to a point that ensures our viability without impairing our ability to sell and service a reliable product, with an eye toward designing and developing quality enhancements and new versions.

We are emphasizing refining our existing product and technology to install and run on various operating systems, browsers and hardware available and in use in many of its markets. In particular, we have released several updates of our 3.0 ELLIS Academic and Business suites that ensure the integrity of those products' installation and operation on most any platform or hardware.

We spent $721,232 in research and development in 2003, and $583,548 in research and development in 2004. Our customers did not directly bear any of these costs.

HISTORY

We were founded by Dr. Frank Otto in 1990. We were a sole proprietorship with Dr. Otto as proprietor until 1994, when we filed Articles of Incorporation with the State of Utah under the name "Computer Assisted Learning and Instruction, Inc." We also did business under the acronym "CALI" until January 31, 2001. On that date, the shareholders of CALI and Politics.com, Inc. approved an Agreement and Plan of Reorganization whereby CALI was merged with and into Politics.com, Inc. and Politics.com, Inc. changed its name to English Language Learning and Instruction System, Inc. ("ELLIS").

On February 6, 2004, we accepted the resignation of David M. Rees as our President and Chief Executive Officer, as well as from our Board of Directors. Also on February 6, 2004, Mark Emerson became our president. On February 18, 2004, Messrs. Rohit Patel and Fred O'Neal joined Messrs. Francis R. Otto and Mike Otto on our Board of Directors. On February 19, 2004, we filed a Form 8-K with the Securities and Exchange Commission and according to the 1934 Securities and Exchange Act.

Also on February 6, 2004, we terminated the employment of 12 full-time employees and 1 part-time independent contractor. Most terminated employees were involved with developing ELLIS 4.0, an enhanced and updated version of the current ELLIS version 3.0. We have retained enough personnel to provide a "patch" to version 3.0 and otherwise provide technical support to the ELLIS Software.

We have retained enough personnel to ensure continuing upgrades and enhancements to all the current versions of ELLIS products and otherwise provide technical support to our distributors and customers using ELLIS Software. We have also entered into an ongoing relationship with an off-shore firm with over 30 computer science specialists to augment our ability to maintain, upgrade, enhance and develop our products. The off-shore firm has already developed, tested and delivered several major enhancements to ELLIS products during the year on time and within budget significantly expanding our capability to respond to changing technology and new market opportunities while reducing the cost of development.

Our management is focused on three major areas: (1) increasing sales opportunities; (2) controlling costs; and (3) continuously improving the ELLIS products and their technology.

SUBSEQUENT EVENTS OCCURRING AFTER THE REPORTING PERIOD

      Rights Offering

On January 27, 2005, we closed a rights offering of 15,439,746 common shares. Each holder of our common stock as of November 10, 2004 was entitled to purchase one subscription right for each share of common stock they owned as of that date. We sold a total of 4,032,233 shares for gross proceeds of $604,835 under the rights offering.

The subscription rights sold and shares issued pursuant to the rights offering are registered with the Securities and Exchange Commission ("SEC") under a Registration Statement filed on Form SB-2 on August 27, 2004, amended November 15, 2004, and declared effective by the SEC November 23, 2004. All subscription rights purchased under the rights offering were sold for $0.15. There was no institutional underwriter of the subscription rights or the general rights offering.

The 4,032,233 shares of our common stock that we issued to rights offering purchasers are all new issue. Accordingly, our total number of issued common shares was 15,439,746 as of the last date of the reporting period (December 31, 2004), but is 19,471,979 as of March 28, 2005.

      Changes to Majority Beneficial Ownership and Voting Control.

Camden Partners Strategic Funds II-A purchased 3,618,667 shares of our common stock under the rights offering. Camden Partners Strategic Fund II-B
purchased 214,666 of our common stock under the rights offering.   Camden
Partners Strategic Funds II-A and II-B are the only holders of our Preferred Stock, which is designated in two classes, "Series A Convertible Preferred Stock" and "Series B Convertible Preferred Stock." As a result of certain anti-dilution and conversion provisions in favor of these preferred shares, each share of Series A Preferred Stock and the Series B Preferred Stock is now convertible into 20 and 11.67 shares, respectively, of our common stock, based on a conversion price per share equal to the rights offering price to our common shareholders of $0.15 per share of common stock.

As a result of the rights offering and the conversion and anti-dilution rights in favor the Convertible Preferred Stock, Camden Partners Strategic Funds II-A is now the direct beneficial owner of 1) 4,090,667 shares of our common stock;
2) 708,000 shares of our Series A Convertible Preferred Stock, now convertible into 14,160,000 shares of our common stock; and 3) 674,285 shares of our Series B Convertible Preferred Stock, now convertible into 7,866,658 shares of our common stock.

As a result of the rights offering and the conversion and anti-dilution rights in favor the Convertible Preferred Stock, Camden Partners Strategic Funds II-B is now the direct beneficial owner of 1) 242,666 shares of our common stock;
2) 42,000 shares of our Series A Convertible Preferred Stock, now convertible into 840,000 shares of our common stock; and 3) 40,000 shares of our Series B Convertible Preferred Stock, now convertible into 466,667 shares of our common stock.

On February 7, 2005 and March 3, 2005, Camden Partners Strategic Funds II-A and II-B filed a Statement of Changes in Beneficial Ownership on Form SC 13D/A with the Securities and Exchange Commission, memorializing their beneficial ownership of 27,666,658 shares of our common stock. Camden Partners Strategic Funds II-A and II-B are now the owners of 64.6% of our voting stock and the beneficial owners (including all exercisable options as of March 28, 2005) of 62.7% of our common stock. Camden Partners Strategic Funds II-A and II-B thus have a controlling interest in us and are evaluating a wide range of plans that could result in 1) acquisition(s) or disposition by any person of more of our securities; 2) extraordinary corporate transactions, e.g., our merger, dissolution or liquidation; 3) sale(s) or transfer(s) of a material amount of our assets; 4) change(s) to our management or the present composition of our Board of Directors, including plans or proposals to change the number and term of our directors; 5) material(s) changes in our capitalization or dividend policy; 6) material change(s) to our business model or corporate structure; 7) amendments to our corporate charter, bylaws or instruments corresponding thereto; 8) terminating our common stock's registration under Section 12 of the Securities and Exchange Act; and 9) none of the above.

      Departures and Election of New Directors.

On February 17, 2005, Mike Otto and Frank Otto resigned from our Board of Directors. Likewise on February 17, 2005, a majority of our shareholders appointed two new members to our Board of Directors, Messrs. David Warnock and Ronald Tomalis. Mr. Warnock is affiliated with Camden Partners Strategic Funds II-A and II-B, which collectively own a majority of our issued common and voting stock. Effective February 17, 2005, our Board of Directors consists of Messrs. Warnock, Tomalis, Rohit Patel and Fred O'Neal, and Mr. Warnock is Chairman of our Board of Directors.

     Promissory Note in Favor of and Consulting Agreement with Frank Otto, Former Director.

We currently owe Dr. Frank Otto, the former Chairman of our Board, $158,788.95. This obligation accrued in the form of salary that Mr. Otto has deferred in 2003 and through May 2004. We also borrowed $10,000 from Mr. Otto in March 2004 to meet operating expenses. Both the $10,000 loan and the salary payments that Mr. Otto deferred carry interest at the rate of 5% per year. Mr. Otto deferred salary in 2003 and 2004 because of cash flow constraints and in order to help us meet our operating expenses. Pursuant to a Promissory Note dated March 18, 2005 between Mr. Otto as Lender and us as Borrower, we will retire this obligation by paying Mr. Otto $50,000 on December 31, 2005, an additional $50,000 on December 31, 2006 and $76,528.80 on December 31, 2007. The $10,000 from Mr. Otto was retired in December 2004.

Likewise on March 18, 2005, we entered into a Consulting Agreement with Dr. Frank Otto. The Consulting Agreement and Promissory Note were filed as Exhibits with and to a report we made on Form 8-K to the SEC on March 23, 2005.

     Retirement of Convertible Notes

On April 21, 2004, Camden Partners Strategic Fund II-A and Strategic Fund II-B loaned us $100,000 to meet operating expenses. That loan carried interest at the rate of 5% per annum and had certain conversion rights, at Camden's election, in exchange for 666,666 shares of our common stock at the rights offering. This obligation was memorialized in SEC filings of Form 3 and Form 4 dated January 28, 2005 and February 2, 2005 respectively. This obligation existed on December 31, 2004, but has since been retired on January 28, 2005. Camden did not elect to convert the note to 666,666 shares of our common stock.

      Release of ELLIS Academic and Kids on Macintosh OSX Operating Systems.

In February 2005, we completed development and testing of ELLIS Academic and ELLIS Kids product to operate under Macintosh OSX operating system in stand-alone as well as networked configurations. The product was well received by our distributors and it has been operating successfully at several customer locations. Release of these products puts us in a strong position to further penetrate schools that have Macintosh computers in their labs and libraries. We have also completed a new demo CD for Ellis Academic 3.0 product for distribution to prospects at the upcoming TESOL International conference at the end of March in San Antonio, Texas.

ITEM 2: DESCRIPTION OF PROPERTY

We lease 8,302 square feet of property at a total cost of approximately $12,766 per month for our principal offices at 406 West 10600 South, Suite 610, Salt Lake City, Utah 84092. Our lease expires on January 31, 2008. Management believes that our properties are in good condition and will be adequate for the foreseeable future.

ITEM 3: LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 28, 2004, a majority of our issued common and voting shares, by and through a Special Written Consent Action of Majority Shareholders in accordance with Section 2:10 of our Bylaws, approved increasing our total authorized common shares from 50,000,000 to 70,000,000 and our total authorized shares from 70,000,000 to 90,000,000. We filed a Definitive Proxy with the Securities and Exchange Commission relative to that vote on September 15, 2004.

SUBSEQUENT MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

On February 17, 2005, a majority of our shareholders, by and through a Special Written Consent Action of Majority Shareholders in accordance with Section 2:10 of our Bylaws, appointed two new members to our Board of Directors, Messrs. David Warnock and Ronald Tomalis.

                             PART II


ITEM 5: MARKET FOR COMMON EQUITY , RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERS PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASD's OTC Bulletin Board. The following table sets forth, for the periods indicated, the range of the high and low bid prices for our common stock as reported on the OTC Bulletin Board from 2002 through December 31, 2004. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

All closing prices reflect the one for ten reverse stock split that was effected on January 31, 2001.

     __________________________________________________________
                                          High             Low
     __________________________________________________________
     2002
     ----
     First Quarter                       $2.00            $1.01
     Second Quarter                      $2.05            $1.01
     Third Quarter                       $1.80            $0.31
     Fourth Quarter                      $0.50            $0.16
     ___________________________________________________________

     2003
     ----
     First Quarter                       $0.35            $0.18
     Second Quarter                      $0.73            $0.19
     Third Quarter                       $0.87            $0.58
     Fourth Quarter                      $0.74            $0.36
     ___________________________________________________________
     2004
     ----
     First Quarter                       $0.43            $0.22
     Second Quarter                      $0.40            $0.15
     Third Quarter                       $0.20            $0.12
     Fourth Quarter                      $0.15            $0.05 (Dec. 31)
     ___________________________________________________________

Our common shares are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act of 1934 (the "Exchange Act"), commonly referred to as the "penny stock" rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. The rule provides that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation from the NASDAQ stock market; issued by a registered investment company; or excluded from the definition on the basis of share price or the issuer's net tangible assets.

These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of stockholders to sell their shares. The rules require broker-dealers who sell penny stocks to persons other than established customers and accredited investors to make a special suitability determination about the purchaser before for the purchase of the security. Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser's written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to purchasers disclosing recent price information for the penny stocks.

HOLDERS. As of March 14, 2005, there were approximately 137 holders of record of our common stock and approximately 258 beneficial owners of our common stock; there were two holders of record of our Series A Convertible Preferred Stock and two holders of record of our Series B Convertible Preferred Stock.

DIVIDENDS. We have never declared or paid any dividends on its common stock and does not intend to pay any dividends in the foreseeable future. Our management anticipates that it will retain any earnings to finance the growth and development of its business and for general corporate purposes.

VOTING. The Preferred Stock votes together with the common stock and not as a separate class, with each share of Preferred Stock having a number of votes equal to the number of shares of common stock issuable upon conversion into common stock (a one for one basis). Notwithstanding the foregoing, the Preferred Stock is entitled to vote as a separate class in the election of one member of our Board of Directors.

CONVERSION. Each share of the our Series A Convertible Preferred Stock is convertible at any time at the option of the holder into one share of common stock, subject to adjustment for any stock splits, stock dividends and other pro rata issuances of our securities. In addition, the conversion ratio shall be adjusted in the event that we issue any securities at a price below $3.00 per share, as adjusted for stock splits.

Each share of our Series B Convertible Preferred Stock is convertible at any time at the option of the holder into one share of common stock, subject to adjustment for any stock splits, stock dividends and other pro rata issuances of our securities. In addition, the conversion ratio shall be adjusted in the event that we issue any securities at a price below $1.75 per share, as adjusted for stock splits.

At any time on or after September 20, 2002, we may force the Preferred Stock to convert into shares of common stock in the event that we have an appropriate registration statement covering the Preferred Stock on file with the Securities and Exchange Commission, and our common stock has traded at an average of more than $8.00 per share for the preceding 45 trading days or we have completed a public underwriting with proceeds of more than $15,000,000 to us.

LIQUIDATION. Upon any liquidation, dissolution, winding-up, merger or consolidation of the Company or a sale of all or substantially all of its assets, the Preferred Stock shall, at their sole discretion, receive prior and in preference to the holders of common stock and any other equity securities of the Company at an amount equal to the purchase price paid for the shares of Preferred Stock plus all accrued and unpaid dividends.

REPURCHASE OF COMPANY STOCK. There were no repurchases of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

The following sales of unregistered securities have been restated to give effect to the one for ten reverse stock split effective on January 31, 2001.

On May 17, 2002, we sold 285,714 shares of Series B Preferred Stock for $500,000. In addition, we exchanged 250,000 outstanding shares of Series A Preferred Stock for 428,571 shares of Series B Preferred Stock. The 250,000 shares of Series A Preferred Stock were then cancelled.

To the extent that the foregoing transactions constituted "sales" within the meaning of the Securities Act, except as otherwise noted, the securities issued in such transactions were not registered under the Securities Act in reliance upon the exemption from registration set forth in Section 4(2) thereof, relating to sales by an issuer not involving any public offering. Each of the foregoing transactions, to the extent constituting "sales" within the meaning of the Securities Act, were exempt under the applicable exemption based on the following facts: to our knowledge, there was no general solicitation; there were a limited number of purchasers; the purchasers were provided with or had access to information about us; either (i) the purchasers or their respective representatives were sophisticated about business and financial matters; or (ii) the purchasers were "accredited investors" within the meaning of Rule 501 under the Securities Act; and we took reasonable steps to assure that the purchasers were not underwriters within the meaning of
Section 2(11) under the Securities Act.

ITEM 6: MANAGEMENT DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition as of December 31, 2004 and our results of operations for the three and twelve month periods ended December 31, 2004 and December 31, 2003 should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. All information contained in this Item 6 reflects only our continuing operations.

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended December 31, 2004 and December 31, 2003

     Revenues

Revenues for the three-month period ended December 31, 2004 were $1,619,134, compared to $783,443 for the three-month period ended December, 2003. This increase was due to sales from target account sales in the fourth quarter of 2004 of $1,068,039. We expect sales from such target accounts to continue to increase in 2005.

     Cost of Sales

Cost of sales for the three-month period ended December 31, 2004 were $629,391, compared to $63,568 for the three-month period ended December 31, 2003. The increase is the result of the increased revenues and higher commissions on target account sales in the fourth quarter of 2004 compared to the fourth quarter of 2003 as discussed above.

     Operating Expenses

Operating expenses for the three-month period ended December 31, 2004 were $1,385,553, compared to $957,743 for the three-month period ended December 31, 2003. Selling and marketing expenses decreased from $229,734 during these three months in 2003 to $178,006 for the same three months in 2004 due to our eliminating duplicate positions and reducing advertising and marketing costs. Development expenses increased from $225,681 during the fourth quarter of 2003 to $236,984 for the same quarter in 2004, increased outsourced development. Support Services increased slightly from $119,011 in the fourth quarter of 2003 to $119,833 in the same three months in 2004. General and Administrative expenses increased from $383,316 in the fourth quarter of 2003 to $850,730 in the fourth quarter of 2004. This increase was due to an increase in bad debt reserve of $490,490 in 2004. We determined collection of a significant receivable was much slower than originally projected and as a result decided to increase the reserve accordingly. Overall managements' actions to control costs resulted in a decrease in operating expenses net of the expense for bad debt reserve during 2004 compared to 2003.

     Depreciation and Amortization

Depreciation and amortization are included in General and Administrative expenses. For the three-month period ended December 31, 2004 these costs were $15,110; for the three-month period ended December 31, 2003 they were $23,327. This decrease was due to the measures implemented by the management to conserve cash and reduce the development staff.


Comparison of the Twelve-Month Periods Ended December 31, 2004 and December 31, 2003

     Revenues

Revenues for the twelve-month period ended December 31, 2004 were $4,243,962, compared to $3,111,899 for the twelve-month period ended December 31, 2003. The increase in revenues in 2004 was the result of increased domestic target account sales.

     Cost of Sales

Cost of sales for the twelve-month period ended December 31, 2004 were $1,131,777, compared to $158,849 for the twelve-month period ended December 31, 2003. This increase is from increased revenues and higher commissions attributable to domestic target account sales in 2004 as discussed above.

     Operating Expenses

Operating expenses for the twelve-month period ended December 31, 2004 were $3,415,194, compared to $3,359,995 for the twelve-month period ended December 31, 2003. Selling and marketing expenses decreased from $784,850 during these twelve months in 2003 to $568,254 for the same twelve months in 2004 due to a decrease in the size of our direct sales and marketing force both domestically and internationally. Development expenses decreased from $721,232 during the twelve-month period of 2003 to $583,548 during the same period of 2004 due to a reduction in staff. The reduction in staff was offset by an increase in outside contract development increasing our development capacity while lowering the overall development cost. Support Services increased from $396,778 in the twelve-month period of 2003 to $423,858 in the same twelve-month period in 2004 due to the increase in the support needs of our new 3.0 release of Academic product. General and Administrative expenses increased from $1,457,035 in the twelve months of 2003 to $1,839,534 in the twelve months of 2004. This increase was due to an increase in bad debt expense of $490,490 in 2004. As mentioned previously, management took this conservative stance to reflect the slower than anticipated collection on a major receivable.

     Depreciation and Amortization

Depreciation and amortization are included in General and Administrative expenses. For the twelve-month period ended December 31, 2004, these costs were $77,287, compared to $93,526 for the twelve-month period ended December 31, 2003. This decrease is attributable to tighter controls to conserve cash and outsourcing of some of the development activities.

     Liquidity and Capital Resources

We funded our cash requirements for the twelve-month period ended December 31, 2004 through operations. To safeguard against unforeseen contingencies, we borrowed $100,000 from and executed a promissory note in favor of a primary stockholder in April 2004. The note has a maturity date of October 31, 2004, which the note holder has agreed to extend to January 31, 2005. However, we have never drawn against this note, and we retired the note in January, 2005.

Working capital increased by $412,463 during the twelve-month period ended December 31, 2004. Over the same period, cash increased by $466,364.

We conducted the rights offering to raise additional cash to fund future development projects. However, due to timing differences the proceeds from the rights offering are not reflected fully in our year-end cash position. After retiring the $100,000 that we owed to Camden, as discussed in the "Subsequent Events" Section to Item No. 1 above, the rights offering resulted in a net increase in cash to us of approximately $500,000 in January 2005.

We are currently incurring cash expenses of approximately $320,000 per month for all operations, of which fixed costs account for approximately $240,000. We anticipate capital expenditures of approximately $64,000 for the current fiscal year. We believe our current liquidity and capital resources are sufficient to support our ongoing business operations.

     Foreign Exchange Risk

We have and will continue to do business in markets outside of the United States and are exposed to fluctuations in the foreign currencies of the countries in which we do business.

ITEM 7: FINANCIAL STATEMENTS




              CONSOLIDATED FINANCIAL INFORMATION OF
                  ENGLISH LANGUAGE LEARNING AND
                   INSTRUCTION SYSTEM, INC. AND
                            SUBSIDIARY

                    December 31, 2004 and 2003

TABLE OF CONTENTS                                                    Page
-----------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT                                         F-1

CONSOLIDATED FINANCIAL STATEMENTS:

  Balance Sheets                                                     F-2

  Statements of Operations                                           F-4

  Statements of Stockholders' Equity                                 F-5

  Statements of Cash Flows                                           F-6

  Notes to Financial Statements                                      F-7

                   INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Stockholders
English Language Learning and Instruction System, Inc.

We have audited the accompanying consolidated balance sheets of English Language Learning and Instruction System, Inc. and Subsidiary (the Company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing our procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. As such we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of English Language Learning and Instruction System, Inc. and Subsidiary as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Squire & Company

March 16, 2005
Orem, Utah

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
BALANCE SHEETS
December 31, 2004 and 2003
                                                      2004         2003
------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash                                           $    631,458  $    165,094
  Accounts receivable - net of allowance              945,286       498,294
  Employee receivable                                       -         2,729
  Inventories                                          68,900       106,979
  Prepaid expenses                                     84,547       345,382
  Deferred tax assets                                 207,868        33,075
                                                 ------------- -------------
     Total current assets                           1,938,059     1,151,553

Fixed Assets:
  Property and equipment                              403,988       395,009
  Accumulated depreciation                           (301,257)     (225,636)
                                                 ------------- -------------
Net fixed assets                                      102,731       169,373

Other Assets:
  Note receivable - net of allowance                        -       319,199
  Deferred tax asset - net of valuation allowance     840,842       921,722
  Other assets                                         17,036        83,703
                                                 ------------- -------------
     Total other assets                               857,878     1,324,624
                                                 ------------- -------------
        Total assets                             $  2,898,668  $  2,645,550
                                                 ============= =============






The accompanying notes are an integral part of these statements,

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
BALANCE SHEETS (CONTINUED)
December 31, 2004 and 2003                            2004         2003
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Line of credit                                 $      5,804  $      8,934
  Convertible notes                                   103,466             -
  Accounts payable                                    177,025       313,345
  Accrued liabilities                                 571,310       203,039
  Income tax payable                                      100           100
  Current portion of stockholder note payable          41,756             -
                                                 ------------- -------------
    Total current liabilities                         899,461       525,418

Stockholder Note Payable, less current portion        117,337             -
                                                 ------------- -------------
     Total liabilities                              1,016,798       525,418

Stockholders' Equity:
  Series A preferred stock, $0.00001 par
   value, 10,000,000 shares authorized,
   750,000 issued and outstanding.
   Liquidation preference of $2,250,000                     8             8
  Series B preferred stock, $0.00001 par
   value, 10,000,000 shares authorized,
   714,285 issued and outstanding.
   Liquidation preference of $2,142,855                     7             7
  Common stock, $0.00001 par value, 70,000,000
   shares authorized, 19,471,979 and 15,439,746
   shares issued and outstanding at
   December 31, 2004 and 2003, respectively               195           155
  Additional paid-in capital                        7,424,718     6,930,568
  Stock subscription receivable                      (500,000)            -
  Other cumulative comprehensive loss                 (35,478)         (913)
  Retained deficit                                 (5,007,580)   (4,809,693)
                                                 ------------- -------------
     Total stockholders' equity                     1,881,870     2,120,132
                                                 ------------- -------------
     Total liabilities and stockholders' equity  $  2,898,668  $  2,645,550
                                                 ============= =============



The accompanying notes are an integral part of these statements.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
STATEMENTS OF OPERATIONS
Years Ended December 31, 2004 and 2003                2004          2003
-----------------------------------------------------------------------------

Software Sales                                   $  4,057,267  $  2,887,877
Non-Software Sales                                    186,695       224,022
                                                 ------------- -------------
   Total sales                                      4,243,962     3,111,899

Cost of Goods Sold:
  Product                                             223,418       113,378
  Sales commissions                                   908,359        45,471
                                                 ------------- -------------
    Total cost of goods sold                        1,131,777       158,849
                                                 ------------- -------------
Gross Profit                                        3,112,185     2,953,050

Operating Expenses:
  Selling expenses                                    320,622       538,756
  Marketing expenses                                  247,632       246,094
  Development expenses                                583,548       721,232
  Support services                                    423,858       396,778
  General and administrative                        1,839,534     1,457,035
                                                 ------------- -------------
    Total operating expenses                        3,415,194     3,359,895
                                                 ------------- -------------
Operating Loss                                       (303,009)     (406,845)

Other Income (Expense):
  Interest income                                      28,501        38,029
  Loss on sale of fixed assets                         (4,283)      (42,875)
  Interest expense                                    (12,909)            -
                                                 ------------- -------------
    Total other income (expense)                       11,309        (4,846)
                                                 ------------- -------------
Loss Before Income Taxes                             (291,700)     (411,691)

Provision for Income Tax:
  Current                                                 100           100
  Deferred                                            (93,913)       64,147
                                                 ------------- -------------
    Total provision for income taxes                  (93,813)       64,247
                                                 ------------- -------------
Loss from Continuing Operations                      (197,887)     (475,938)

Discontinued Operations:
  Loss from operations of discontinued subsidiary           -       (98,419)
  Loss on disposal of subsidiary                            -      (569,637)
                                                 ------------- -------------
    Total discontinued operations                           -      (668,056)
                                                 ------------- -------------
Net Loss                                         $   (197,887) $ (1,143,994)
                                                 ============= =============
Loss Per Share - Basic
  Loss from continuing operations                $      (0.01) $      (0.07)
  Loss from discontinued operations                      0.00         (0.04)
                                                 ------------- -------------
  Net loss                                       $      (0.01) $      (0.11)
                                                 ============= =============
Loss Per Share - Fully Diluted
  Loss from continuing operations                $      (0.01) $      (0.03)
  Loss from discontinued operations                      0.00         (0.04)
                                                 ------------- -------------
  Net loss                                       $      (0.01) $      (0.07)
                                                 ============= =============
Weighted Average Shares Outstanding:
  Basic                                            15,453,336    15,363,192
  Fully Diluted                                    15,459,725    15,547,345




The accompanying notes are an integral part of these statements.


ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2004 and 2003
------------------------------------------------------------------------------------------------------------------------
                                                                                    Other
               Series A      Series B                                    Stock      Cumulative
           Preferred Stock Preferred Stock     Common Stock  Additional  Subscrip-  Compre-
           --------------- -------------- ------------------ Paid-in     tion       hensive    Retained
            Shares Amount  Shares  Amount    Shares   Amount Capital     Receivable Loss       Deficit      Total
           ------- ------- ------- ------ ----------- ------ ----------- ---------- ---------- ------------ ------------
Balance at
January 1,
2003       750,000 $    8  714,285 $    7  15,136,894 $  152 $ 6,930,571 $       -  $(255,664) $(3,665,699) $ 3,009,375

Stock
issued at
no value
(see
Note 16)         -      -        -      -     302,852      3          (3)        -          -            -            -

Comprehensive
Net Income
Calculation:

 Net Loss        -      -        -      -           -      -           -         -          -   (1,143,994)  (1,143,994)

 Other
 Comprehensive
 Loss:

 Change in
 minimum
 pension
 liability       -      -        -      -           -      -           -         -     45,993            -       45,993

 Foreign
 currency
 translation
 adjustments     -      -        -      -           -      -           -         -    208,758            -      208,758
           ------- ------- ------- ------ ----------- ------ ----------- ---------- ---------- ------------ ------------
Balance at
December
31, 2003   750,000      8  714,285      7  15,439,745    155   6,930,568         -       (913)  (4,809,693)   2,120,132

Stock
issued           -      -        -      -   4,032,233     40     494,150  (500,000)         -            -       (5,810)

Comprehensive
Net Income
Calculation:

 Net Loss        -      -        -      -           -      -           -         -          -    (197,887)     (197,887)

 Other
 Comprehensive
 Loss:

 Change in
 minimum
 pension
 liability       -      -        -      -          -       -           -         -    (34,565)          -       (34,565)
           ------- ------- ------- ------ ----------- ------ ----------- ---------- ---------- ------------ ------------
Balance at
December
31, 2004   750,000 $    8  714,285 $    7  19,471,979 $  195 $ 7,424,718 $(500,000) $ (35,478) $(5,007,580) $ 1,881,870
         ========= ====== ======== ====== =========== ====== =========== ========== ========== ============ ============

The accompanying notes are an integral part of these statements.

                                       F-5






ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC.
AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004 and 2003                  2004         2003
------------------------------------------------------------------------------

Cash Flows from Operating Activities:

  Net loss                                         $   (197,887) $ (1,143,994)
  Loss from disposal of subsidiary                            -       668,056
                                                   ------------- -------------
  Net loss from continuing operations                  (197,887)     (475,938)
  Adjustments to reconcile net loss to net
   cash provided (used) by continuing operations:
    Depreciation                                         77,287        93,526
    Deferred taxes                                      (93,913)       64,147
    Bad debt allowance                                  395,368      (189,966)
    Loss on sale of fixed assets                          4,283        42,874
    Accrued interest                                      3,771             -
    (Increase) decrease in operating assets:
      Accounts receivable                              (530,520)      242,540
      Income taxes receivable                                 -        39,952
      Employee receivable                                 2,729           314
      Inventories                                        38,079       (55,499)
      Prepaid expenses                                  226,270      (156,750)
      Other assets                                       66,667       (64,581)
    Increase (decrease) in operating liabilities:
      Accounts payable                                 (136,320)      195,889
      Accrued liabilities                               567,501        93,205
      Income taxes payable                                    -           100
                                                   ------------- -------------
        Net cash provided (used) by
         continuing operations                          423,315      (170,187)
                                                   ------------- -------------
Cash Flows from Investing Activities:
  Proceeds from sale of fixed assets                      2,050         6,135
  Purchases of equipment                                (16,978)      (66,427)
  Collections of note receivable                          7,359        30,801
                                                   ------------- -------------
        Net cash used by investing activities            (7,569)      (29,491)
                                                   ------------- -------------
Cash Flows from Financing Activities:
  Net borrowing (repayment) on line of credit            (3,130)        8,934
  Proceeds from issuance of convertible notes           100,000             -
  Proceeds from issuance of common stock                104,835             -
  Repayment of stockholder note payable                 (40,442)            -
  Stock issuance costs incurred                        (110,645)            -
                                                   ------------- -------------
        Net cash provided by financing activities        50,618         8,934
                                                   ------------- -------------
Net Change in Cash from Continuing Operations           466,364      (190,744)

Net Cash Used in Discontinued Operations                      -      (272,166)
                                                   ------------- -------------
Net Change in Cash                                      466,364      (462,910)

Cash at Beginning of Year                               165,094       628,004
                                                   ------------- -------------
Cash at End of Year                                $    631,458  $    165,094
                                                   ============= =============

The accompanying notes are an integral part of these statements,

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

The Company owns 100 percent of the outstanding shares of CALI Brasil and consolidates its assets, liabilities, and results of operations.

ELLIS is engaged in the development, marketing, and support of English language training software. The Company's customers consist primarily of retail distributors located in North America, South America, Europe, and Asia.

Revenue Recognition - The Company records revenue at the price the software is sold to its distributors ("net sales price") consistent with its distribution agreements.

Technical support and installation costs are included in the cost of the software and are usually provided by the distributors. These costs are minimal and do not represent a significant portion of the sales price.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------

Principles of Consolidation - The consolidated financial statements include the accounts of ELLIS and its wholly-owned subsidiary, ELLIS do Brasil, Ltda. For the period from January 1, 2003 to June 30, 2003. All material intercompany transactions have been eliminated.

Cash and Cash Equivalents - The Company considers demand deposits and money market funds at banks to be cash equivalents.

Inventories - Inventories consisting primarily of product packaging, documentation, and media, are stated at the lower of cost or market. Inventory cost is determined using the first-in, first-out method.

Other Assets - Other assets consist of prepaid rents, deposits, and intangible assets.

Equity Transactions - During 2004, the Company issued 4,032,233 shares of common stock for $604,835 (less stock issuance costs of $110,645). At December 31, 2004, the Company had a stock subscription receivable of $500,000. This was subsequently received.

See Note 16 for details on the issuance of 373,548 shares of common stock for no consideration during the year ended December 31, 2003.

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

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------

Loss per Share - The computation of basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during each period. The net loss available to common stockholders is $(197,887) and $(1,671,497) for the years ended December 31, 2004 and 2003, respectively. The net loss available to common stockholders includes the Company's cumulative dividends on preferred stock of $0 and $527,503 for the years ended December 31, 2004 and 2003, respectively (see Note 12).

The computation of fully-diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. An additional 1,556,668 and 1,412,822 common stock equivalents were omitted from the computation of fully-diluted loss per share due to their antidilutive effect for the years ended December 31, 2004 and 2003, respectively.

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

                                                  2004           2003
                                           -------------   --------------

Net loss, as reported                      $   (197,887)   $  (1,143,994)
Total stock-based employee compensation
  expense determined by fair value-based
  method of awards                              (89,680)        (139,261)
                                           -------------   --------------
Net income, pro forma                      $   (287,567)   $  (1,283,255)
                                           =============   ==============

Basic loss per share, as reported          $      (0.01)   $       (0.11)
Basic loss per share, pro forma            $      (0.02)   $       (0.12)

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 1.  Summary of Significant Accounting Policies (Continued)
         ------------------------------------------------------

The pro forma effect on net loss may not be representative of the pro forma effect on net loss for future years due to among other things: (i) the vesting period of future stock options and the (ii) fair value of additional stock options in future years.

The fair value of the options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:


     Expected dividend yield                      -            -
     Expected stock price volatility             90%          90%
     Risk-free interest rate            3.86 - 4.62%        4.25%
     Expected life of options               7 years      7 years

The weighted average fair value of options granted during the year ended December 31, 2004 and 2003 was $0.16 and $0.48, respectively.

Note 2.  Fixed Assets
         ------------

Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method for financial reporting purposes. Asset lives vary from three to ten years based on the estimated useful life of the assets.

Major classifications of property and equipment for December 31, 2004 and 2003 are as follows:


                                                    2004         2003
                                                ----------- -----------
     Computer software          3 year life     $   13,980  $   12,035
     Computer hardware        3-5 year life        257,300     247,828
     Phone equipment            5 year life         23,620      23,620
     Leasehold improvements     5 year life         10,718       9,218
     Furniture and fixtures  5-10 year life         98,370      94,308
     Vehicles and boats        10 year life              -       8,000
                                                ----------- -----------
                                                   403,988     395,009
     Accumulated depreciation and amortization    (301,257)   (225,636)
                                                ----------- -----------
                                                $  102,731  $  169,373
                                                =========== ===========

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

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 3.  Foreign Currency Transactions and Translation
         ---------------------------------------------

During 2003, the Company reported the assets, liabilities, and equity of its subsidiary using the exchange rate at the date of the balance sheet. The Company reported the income and expenses of this subsidiary using a weighted-average exchange rate over the period of the statement of income.

Gains or losses on translating the functional currency to the reporting currency are reported as a component of other cumulative comprehensive income.

No other transactions for the years ending December 31, 2004 and 2003 involved a currency other than U.S. dollars.

Note 4.  Note Receivable
         ---------------

During 2001, the Company converted $665,118 in accounts receivable from a distributor to a note. The Company renegotiated this note in 2002. The Company reduced the amount owed from $613,786 to $350,000. The note bears interest at 10 percent and is due December 31, 2006. Payments are due with each product sale generated by the distributor equal to 15 percent of the sales price. No portion is presented as current since the amounts of sales in the next year are unknown. The amount outstanding is $308,507 and $319,199 at December 31, 2004 and 2003, respectively. The Company has established a reserve for the entire amount of this note receivable at December 31, 2004.

Note 5.  Line of Credit
         --------------

The Company has established an equipment line of credit from a vendor. This line of credit has a limit of $10,000 and bears interest at a variable rate (18.99 percent at December 31, 2004). The line has no expiration date. At December 31, 2004, the balance outstanding on this line was $5,804.

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

The subsidiary's revenues were $81,696 for the year ended December 31, 2003. All results of operations for the period the Company owned the subsidiary are reported as "loss from operations of discontinued subsidiary" on the consolidated statement of operations.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 6.  Discontinued Operations (continued)
         -----------------------------------

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

Income tax liabilities, expense, and deferred taxes are computed by following the procedures outlined in Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". The applicable federal and state tax rates in effect at December 31, 2004 and 2003 were used in calculating the income tax liabilities, expense, and deferred taxes. Income tax expense for the years ended December 31, 2004 and 2003 is computed as follows:

                                                        2004        2003
                                                     ---------- -----------
     Current:
       Federal income tax expense                    $      -   $        -
       State income tax expense                            100         100
     Deferred income tax expense (benefit)             (93,913)     64,147
                                                     ---------- -----------
       Income tax expense (benefit)                  $ (93,813) $   64,247
                                                     ========== ===========

The income tax provision reconciled to the tax computed at the federal statutory rate of 34 percent is as follows at December 31:

     Income taxes at the statutory rate              $ (99,178) $ (135,810)
     State income taxes, net of federal benefit         (9,626)    (13,181)
     Valuation allowance on NOL carryforward                 -     152,404
     Other                                              14,991      60,834
                                                     ---------- -----------
       Total income tax provision                    $ (93,813) $   64,247
                                                     ========== ===========

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 7.  Income Taxes (Continued)
         ------------------------

Deferred tax assets and liabilities consist of the following:


                                                        2004         2003
                                                   ------------- -------------
     Deferred tax assets:
      Allowance for doubtful accounts              $    170,963  $     21,761
      Net operating and capital loss carryforwards    1,295,069     1,639,580
      Vacation and bonus accruals                        36,905        11,314
      Valuation allowance                              (448,836)     (707,080)
                                                   ------------- -------------
        Total deferred tax assets                     1,054,101       965,575

     Deferred tax liabilities:
      Excess tax depreciation                            (5,353)      (10,778)
                                                   ------------- -------------
     Net deferred tax assets (liabilities)         $  1,048,748  $    954,797
                                                   ============= =============

The income tax provision reconciled to the Balance Sheet accounts is as follows at December 31:

                                                         2004          2003
                                                   ------------- -------------
     Tax payments made (refunds received):
      Federal                                      $          -  $    (39,952)
      State                                                 100             -
                                                   ------------- -------------
     Total tax payments (refunds received)                  100       (39,952)

     Current income tax expense                             100           100
     Prior year income taxes receivable                       -        39,952
                                                   ------------- -------------
     Income taxes payable                          $       (100) $       (100)
                                                   ============= =============

The Company has net operating loss (NOL) carryforwards of $2,405,711 and $2,639,043 at December 31, 2004 and 2003, respectively. The NOL carryforwards can be applied against taxable income in future years and begin to expire in 2016. The Company has a capital loss carryforward of $1,064,275 at December 31, 2004 and 2003 resulting from the discontinued operations of its Brazilian subsidiary. For the years ended December 31, 2004 and 2003, valuation allowances for the deferred tax asset caused by NOL carryforwards and the capital loss carryforward have been made of $139,043 and $1,064,275 respectively.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 8. Concentrations
        --------------

The Company is engaged in a single business segment, the development and marketing of English language training software. The computer software industry is highly competitive and rapidly changing. Significant technological changes in the industry or customer requirements or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results.

The Company sell its products primarily through distributors and resellers. Sales through the two largest distributors of the Company accounted for approximately 22 and 26 percent of the Company's net revenues for the years ended December 31, 2004 and 2003, respectively.

Six end-user customers accounted for 37 percent of the Company's sales in 2004. Two end-user customer accounted for 12 percent of the Company's sales in 2003.

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The credit risk associated with accounts receivable is mitigated by the Company's credit evaluation process, reasonably short collection terms, and the geographical dispersion of sales transactions. Based on the credit worthiness of its distributors and customers as well as general economic conditions, the Company estimates an allowance for doubtful accounts of $141,869 and $58,341 at December 31, 2004 and 2003, respectively.

The Company's bank balance at December 31, 2004 was $643,320, of which $200,000 was covered by FDIC insurance.

Note 9.  Leases
         ------

During 2003, the Company entered into a five-year lease agreement for office space in Salt Lake City, Utah, beginning in February 2003 at a monthly lease rate of $10,940. Future minimum payments are required as follows for the years ending December 31:

        2005          153,087
        2006          157,392
        2007          161,543
        2008           67,454

Lease expense totaled $136,787 and $75,546 for years ended December 31, 2004 and 2003, respectively.

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

                                                   December 31,  December 31,
                                                      2004           2003
                                                  ------------- --------------
Change in benefit obligations:
  Benefit obligation at beginning of year         $    308,629  $     283,445
  Service cost                                               -              -
  Interest cost                                         20,061         20,177
  Actuarial change in PBO                              106,525          5,007
                                                  ------------- --------------
  Benefit obligation at end of period             $    435,215  $     308,629
                                                  ============= ==============
Change in plan assets:
  Fair value of plan assets at beginning of year  $    307,716  $     241,338
  Actual return on plan assets                          37,374         66,378
  Employer contribution                                  5,766              -
  Benefits paid                                              -              -
                                                  ------------- --------------
  Fair value of plan assets at end of period      $    350,856  $     307,716
                                                  ============= ==============

Net pension cost included the following components:
  Service cost                                    $          -  $           -
  Interest cost                                         25,025         20,177
  Expected return on plan assets                       (20,174)       (16,893)
  Amortization of prior service cost                         -              -
  Unrecognized net actuarial gain                       11,519          9,066
                                                  ------------- --------------
                                                  $     16,370  $      12,350
                                                  ============= ==============
Funded status of the plan:
  Plan assets less than projected benefits        $    (84,359) $        (913)
  Unrecognized prior service cost                      138,533        148,034
  Unrecognized net gain                                 35,478        (56,924)
                                                  ------------- --------------
  Net amount recognized                           $     89,652  $      90,197
                                                  ============= ==============
Amounts recognized in the balance sheet:
  Prepaid expenses                                      54,174         89,284
  Other cumulative comprehensive loss                   35,478            913

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note 10.  Pension Plans (Continued)
          -------------------------

The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 5.75 and 6.5 percent for the years ended December 31, 2004 and 2003, respectively. The expected long-term rate of return was 6.5 and 7 percent for the years ended December 31, 2004 and 2003, respectively. The expected average percentage increase in compensation levels was 0 percent for the years ended December 31, 2004 and 2003. The accumulated benefit obligation is the same as the projected benefit obligation for the years ended December 31, 2004 and 2003.

The plan's assets are all invested in diversified mutual funds at December 31, 2004 and 2003. The Company has not established any formal investment policies or strategy. The Company does not anticipate any significant benefits to be paid; nor does it anticipate making any substantial contributions to the plan in the coming five years.

The Company has established a 401(k) profit sharing plan. Employees may contribute the lesser of $11,000 or 25 percent of their compensation to the Company's plan. The Company contributed an additional 100 percent of the amount contributed by employees up to a maximum of 4 percent of compensation through January 31, 2004. The Company amended its plan and suspended the Company's matching contribution. Participants are fully vested in employer contributions after 3 years of service. The Company contributed $3,475 and $25,499 for the years ended December 31, 2004 and 2003, respectively.

Note 11.  Convertible Notes and Stockholder Note Payable
          ----------------------------------------------

The Company borrowed $100,000 from its primary stockholders during the year ended December 31, 2004. These notes bear interest at 5 percent and are due January 31, 2005 with no periodic installments required. There are no prepayment penalties.

These notes are convertible to common stock in the event that the Company issues equity securities in a qualified offering resulting in aggregate gross proceeds of at least $500,000. Should such a qualified offering take place, the notes could be converted (principal and accrued interest) to the number of common shares at the price per share received in the qualified offering.

The note balances at December 31, 2004, including accrued interest of $3,446, total $103,446. These notes were retired subsequent to year end.

During 2004, the Company borrowed $200,000 from the Chairman of the Board. This note bears interest at 5 percent and is due in annual installments through December 2007. The balance owed at December 31, 2004, including accrued interest of $304, is $159,093.

Principal maturities are as follows for the years ending December 31:

        2005    $ 41,756
        2006      44,148
        2007      72,885

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 12.  Preferred Stock
          ----------------

The Company's outstanding preferred stock consists of 750,000 shares of Series A Convertible Preferred Stock and 714,285 shares of Series B Convertible Preferred Stock. Preferred shares are entitled to preferential cumulative dividends at 12 percent per annum (totaling $527,503 per year) as and when declared by the Board of Directors. In the event of a dissolution or liquidation, the preferred shares receive $3 per share ($4,395,855 in total) plus any unpaid accumulated dividends. The preferred shares are convertible at any time into common stock at a rate of one share of common stock for each share of preferred stock subject to particular antidilution provisions. The preferred shares are not redeemable.

The Company has the ability to convert the preferred shares to common shares one year after the preferred shares were issued provided the Company's common stock average closing price for the preceding 45 days exceeds $8 per share or the Company completes a public underwriting exceeding $15 million to the Company.

Cumulative dividends on the Company's outstanding preferred shares totaled $1,055,006 for the years ended December 31, 2004 and 2003. The board and its preferred stockholders agreed to suspend the accumulated dividend provision for the years ending December 31, 2004 and 2005.

Note 13.  Additional Cash Flow Information
          --------------------------------

The Company paid $9,138 and $0 in interest during the years ended December 31, 2004 and 2003, respectively. The Company paid $100 in taxes during the years ended December 31, 2004 and 2003.

During the year ended December 31, 2004, the Company converted $200,000 of accrued liabilities to a note payable. The Company issued 3,333,333 shares of common stock for a $500,000 stock subscription receivable.

During the year ended December 31, 2003, the Company had no noncash investing or financing activities.

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 14.  Stock Option Plan
          -----------------

Throughout 2003 and 2004, the Company granted stock options to qualified employees and distributors. The options have a vesting period from immediate vesting to ratable vesting over four years and expire ten years from the date of issuance. The exercise price is the fair market value on the date of issuance.

The schedule of stock options is as follows:


                                                               Weighted-
                                   Number of   Range of        Average
                                   Options     Exercise Prices Exercise Price
                                   ----------- --------------- --------------
  Outstanding at January 1, 2003      151,667    $0.16 - $3.35   $    0.90

  Granted                             400,000    $0.16 - $1.85        0.49
  Exercised                                 -                -           -
  Forfeited                           (20,756)   $0.20 - $3.35        1.83
                                   -----------
  Outstanding at December 31, 2003    530,911    $0.16 - $3.00        0.69

  Granted                             878,411    $0.12 - $0.80        0.16
  Exercised                                 -                -           -
  Forfeited                          (351,807)   $0.12 - $2.60        0.74
                                   -----------
  Outstanding at December 31, 2004  1,057,515    $0.12 - $2.60        0.23
                                   ===========



The following table summarizes information about stock options at December 31, 2004:


         Options Outstanding                        Options Exercisable
------------------------------------------------  --------------------------
                                   Weighted-
                                    Average
                                   Remaining         Weighted-
    Range of          Number    Contractual Life      Average       Number
Exercise Prices     Outstanding     (Years)       Exercise Price  Exercisable
------------------  -----------  ---------------  --------------  -----------
  $0.12 - $0.40        956,786        8.46            $ 0.16         946,350
  $0.41 - $1.00         88,750        6.62              0.88          88,750
  $1.01 - $2.50          9,979        7.03              1.51           6,174
  $2.51 - $2.60          2,000        6.72              2.60           2,000

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 15.  Recent Accounting Pronouncements
          --------------------------------

In July 2003, the FASB issued FIN 46 that requires the consolidation of certain types of entities in which a company absorbs a majority of another entity's expected losses, receives a majority of the other entity's expected residual returns, or both, as a result of ownership, contractual, or other financial interest in the other entity. These entities are called "variable interest entities." The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity's expected losses, (2) equity owners as a group are not able to make decisions about the entity's activities, or (3) equity that does not absorb the entity's losses or receive the entity's residual returns. Variable interests are contractual, ownership, or other monetary interests in an entity that change with fluctuations in the entity's net asset value. As a result, variable interest entities can arise from items such as lease agreements, loan arrangement, guarantees, or service contracts. In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company does not have interests in any special purpose entities.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R is a revision of SFAS No.123, "Accounting for Stock-Based Compensation", and supersedes APB 25. SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005. SFAS 123R permits companies to use either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123.

The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to Employees. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R. See Note 11 for further information.

SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 15.  Recent Accounting Pronouncements (continued)
          -------------------------------------------

date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

The Company currently expects to adopt SFAS 123R effective for the annual period ending December 31, 2005; however, the Company has not yet determined which of the aforementioned adoption methods it will use.

Note 16.  Commitments and Contingencies
          -----------------------------

In June 2001, the Company terminated a relationship with its investment advisor. As a condition of this termination agreement, the financial advisor and all investors introduced to the Company by the advisor are entitled to additional shares of common stock should the Company's S-3 Registration Statement not be accepted by the U.S. Securities and Exchange Commission (SEC) by November 15, 2001. The number of shares to be awarded was based on the initial shares purchased during the term the financial advisor was retained and were to be awarded for each month beyond November 15, 2001 that the S-3 Registration Statement was not accepted by the SEC. The total number of shares awarded as a result of the S-3 Registration Statement not being accepted by the SEC was 302,852 during the year ended December 31, 2003.

The Company has issued all of the 676,400 shares of common stock required by the termination agreement.

In September 2001, the Company issued 1,000,000 shares of preferred stock and 500,000 shares of common stock. The stock purchase agreement requires the Company to have an S-3 Registration Statement accepted by the SEC no later than March 2002. In the event this S-3 Registration Statement was not accepted, the owners of these shares are entitled to an annual dividend of $400,000. The Company has not declared such a dividend at December 31, 2004 or 2003.

The Company may become or is subject to investigations, claims, or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, product liability, commercial transactions, etc. The Company is not currently aware of any such items that it believes could have a material, adverse effect on its financial position.

The Company terminated its chief executive officer and nearly half of its workforce during February 2004. The Company is not liable for any post-employment benefits related to these terminations.

Note 17.  Related Party Transactions
          --------------------------

The Company has paid for legal services provided by a member of the board, $52,725 and $31,879 during the years ended December 31, 2004 and 2003, respectively. The Company owed this director $11,750 and $2,581 for legal services at December 31, 2004 and 2003, respectively.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive and financial officers, carried out an evaluation of the Company's "disclosures, controls and procedures" (as defined in the Securities Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and its Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure, controls and procedures are effective, providing them with worthwhile information relating as required to be disclosed in our various reports filed or submitted under the Exchange Act in a timely fashion.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B: OTHER INFORMATION

 None


                             ITEM III

ITEM 9: DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT

On February 6, 2004, we accepted the resignation of David M. Rees as our President and Chief Executive Officer, as well as from our Board of Directors. Also on February 6, 2004, Mark Emerson became our President. On February 18, 2004, Messrs. Rohit Patel and Fred O'Neal joined Messrs. Francis R. Otto and Mike Otto on our Board of Directors. On February 17, 2005, a majority of our common voting shares elected Messrs. Rohit Patel, David Warnock, Ronald Tomalis and Fred O'Neal to our Board of Directors. Messrs. Francis R. Otto and Mike Otto are no longer directors as of February 17, 2005.

Our directors and executive officers as of December 31, 2004 and March 28, 2005, along with their respective biographical information, are set forth below.

NAME              AGE  POSITION                                DIRECTOR SINCE
----------------- ---- --------------------------------------- --------------
David Warnock      46  Chairman of the Board, Director         February 2005

Rohit Patel        64  Chief Executive Officer, Director       February 2004

Ronald Tomalis     42  Director                                February 2005

Fred O'Neal        63  Director                                February 2004

Mark Emerson       41  President                               N/A

Derin Ford         47  Chief Financial Officer                 N/A

Francis Otto       68  Former Chairman of the Board, Director  January 2001 -
                                                               February 2005

Mike Otto          41  Former Director                         September 2002-
                                                               February 2005

CURRENT AND FORMER DIRECTORS' BIOGRAPHIES

David Warnock. David is a Partner with Camden Partners, L.L.C., a private equity investment firm and fund located in Baltimore, Maryland. He has over 20 years of investment experience focusing on financial services and education sectors. He serves on the board of Concorde Career Colleges, Inc., Environmental Safeguards, Inc., Touchstone Applied Science Associates, Inc., Blue Rhino Corporation and Nobel Learning Communities, Inc., all of which are
Camden Partners' portfolio companies.   He was employed by T. Rowe Price &
Associates from 1983 to 1995, and was also co-manager of T. Rowe Price's New Horizons Fund. David started his career at Welch and Forbes, Boston-based private trustees. David is also involved with numerous non-profit organizations. He is the Chairman of the Center for Fathers, Families, and Workforce Development, as well as Calvert Education Services, the nation's largest non-sectarian home-schooling organization. He also serves on the board of the National Alliance to End Homelessness and the University of Wisconsin Applied Security Analysis Program. David earned a B.A. degree from the University of Delaware and a M.S. (in Finance) from the University of Wisconsin. He is a Chartered Financial Analyst and is 46 years old.

Rohit Patel. Mr. Patel has had a highly successful career with a variety of organizations in the United States ranging from start-ups to well-established manufacturing and pharmaceutical companies. Most recently, he served as an Executive Director responsible for the professional publishing division and business consultant to the CEO and senior management team of the Bureau of National Affairs, Inc. in Washington, D.C., a well-established publisher of regulatory information for legal, health care, tax, human resources and environmental professionals. He was formerly the Chief Executive Officer of Wicat Systems, Inc., where he oversaw the company's becoming a global player in the flight training and simulation software industry. His experience includes general management with particular emphasis on senior management, strategic planning, product development, sales, marketing and worldwide brand building. He brings valuable experience in operational management, sales and marketing, business model development and implementation. Mr. Patel provides advice on strategic planning, business development, management and leadership development, marketing and brand strategies and positioning for a variety of organizations including Amedica, BNA, Inc., NIIT(India) and others.

Mr. Patel has a Masters Degree in Business Administration from Michigan State University and a Master of Science Degree from University of Wisconsin. He also worked towards a Doctoral Program in Management at New York University. He has Bachelor's degree in Engineering from the M. S. University in Baroda, India. He is 64 years old. Mr. Patel currently serves on the Board of Directors for Amedica, an orthopedic implant development company, and served on the Board of Directors of BNA Communications, Inc. from 1982-1999.

Ronald Tomalis.   Mr. Tomalis is an education consulant with an extensive
background in education programs and services at the elementary, secondary, and post-secondary levels. In 2004, Tomalis was the counselor to U.S. Secretary of Education in the U.S. Department of Education. Also during his time with the Department of Education, he was Acting Assistant Secretary for Elementary and Secondary Education, managing the implementation of the Bush Administration's No Child Left Behind Law. In that capacity, he also oversaw all Title I, Title II, and Reading First programs, totaling approximately $16.6 billion. He was also Chief of Staff to the Under Secretary of Education. He joined the Bush Administration in May of 2001.

For six years prior to joining the United States Department of Education, Tomalis was the Executive Deputy Secretary of Education for the Commonwealth of Pennsylvania by appointment of then-Governor Tom Ridge. In that capacity, he was the principal advisor to the Pennsylvania Secretary of Education and spearheaded many reform initiatives. Pennsylvania has over 1.9 million K-12 students and spends more than $19 billion annually on K-12 public education.

For 10 years prior to joining the Pennsylvania Department of Education, Tomalis served at the U.S. Department of Justice in a variety of positions resulting in assignments around the country and overseas in countries such as Cuba, Jamaica and Haiti. Mr. Tomalis has a B.S. Degree in Political Science from Dickinson College (Carlisle, Pennsylvania).

Mark Emerson. Mr. Emerson has been our President since February 2004. He first began working with us in August 2002, directing our in-house initiatives to sell ELLIS to domestic school districts. Prior to joining Ellis, Mr. Emerson held a senior management and sales positions with Cardiff Ventures, a Utah-based venture capital firm focusing on software and internet industries, from 2000 through August 2002. He was the Chief of Staff for Utah Congressional Representative Chris Cannon from 1998 through 2000. In 1990 Mr. Emerson helped establish the James Madison Foundation, which is dedicated to funding professional educators acquiring master's degrees with an emphasis on
constitutional studies.   He has a Bachelor's Degree in Fine Arts from Brigham
Young University.

Fred O'Neal, Ph.D. Dr. O'Neal joined our Board of Directors on February 6, 2004. Dr. O'Neal has been involved with developing interactive, multi-media training and educational computer applications for over 35 years. In 1964, he received a Bachelors of Science from Central Missouri State University. Dr. O'Neal also has a Masters of Secondary education (University of Missouri, Kansas City, 1971) and a Doctorate in Instructional Psychology (Brigham Young University, 1977). Much of his experience is in the aerospace industry, including being a Project/Technical Director to Boeing Commercial Aircraft Corporation from 1986 to 1990. In 1980, he joined the Wicat Institute, which evolved into a private company developing and consulting on the development of dozens of interactive multi-media and/or video training and instructional design computer applications. Over the next 12 years, he and Wicat developed or consulted in the development of training applications for such clients as Boeing, the Royal Army (UK) Signal Corps, IBM, AT & T, American Express, and the National Security Agency. He has been the president and principal consultant to Island MultiMedia, a multi-media and interactive video training and instructional design company, since 1994.

Derin Ford, Chief Financial Officer.   Mr. Ford joined ELLIS as Chief
Financial Officer in August 2004. From May 2001 until August 2004, Mr. Ford was the Controller at Linux NetworX, a developer of Linux-based clusters and tools to manage those clusters located in Sandy, Utah. In that capacity, Mr. Ford oversaw all accounting matters, including preparing interim financial statements, overseeing annual and monthly budgets, and supervising and integrating audits of the company's 20 departments. Prior to his work with Linux NetworX, Mr. Ford was the Vice-President and Director of Finance at WICAT, Inc., a developer of interactive aerospace training products and software headquartered in Lindon, Utah. He received a Bachelor of Arts in accounting from Brigham Young University (Provo, Utah) in 1982.

Francis R. Otto, Ph.D. Dr. Otto foundered us in 1990 and was a Director and Chairman of the Board from January 2001 through February 2005. He received a Bachelors of Arts in Spanish from Baldwin-Wallace College, Berea, Ohio, in 1958, a Masters of Arts in Spanish Language and Literature in 1960 and a Ph.D. in Educational Administration and Curriculum Development in 1966, both from the University of Wisconsin. He was a Professor of Linguistics at the Ohio State University, the University of the Americas (Puebla, Mexico) and Brigham Young University (Provo, Utah). He is 68 years of age and fluent in Spanish.

Mike Otto, J.D. Mr. Otto served as a Director from September 2002 through February 2005. He is a graduate of the University of Utah College of Law
(1992), where he was a member of and published in the Utah Law Review. Mr. Otto has practiced law in Salt Lake City and Park City, Utah since 1995. He also practiced law in Atlanta, Georgia from 1992 to 1994. He is fluent in Spanish.

All officers hold their positions at the will of our Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

AUDIT COMMITTEE

We have no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Section 16(a) of the Securities and Exchange Act of 1934 requires our directors, officers and persons who own more than five percent (5%) of its common stock to file initial reports of ownership and reports of changes of ownership of their common stock with the Securities and Exchange Commission. The Securities and Exchange Commission requires our officers and/or directors, as well as owners of ten percent (10%) of our common stock, to furnish us all 16(a) reports they file. Based on the fact that no such person(s) filed a 16(a) report for the fiscal year ended December 31, 2004, and that all such persons have represented to the Company's Board of Directors that no circumstance(s) that would require their filing a 16(a) report occurred during that fiscal year, no Forms 3, 4 or 5 involving sales of our stock by our officers, directors or owners of ten percent (10%) of our common stock were filed during the year ending December 31, 2004.

SUBSEQUENT EVENTS AFFECTING COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

As more fully discussed in the Subsequent Events Section to Item 1 above, On January 28, 2005, Camden Partners Strategic Funds II-A and II-B filed an Initial Statement of Changes in Beneficial Ownership of Securities on Form 3 with the Securities and Exchange Commission; on February 2, 2005 Camden Partners Strategic Funds II-A and II-B filed a Statement of Changes in Beneficial Ownership of Securities with the Securities and Exchange Commission, memorializing their acquisition of these 666,666 common shares and the retirement of the Convertible Note.

Likewise as more fully discussed in the Subsequent Events Section to Item 1 above, On February 7, 2005 and March 3, 2005, Camden Partners Strategic Funds II-A and II-B filed a Statement of Changes in Beneficial Ownership on Form SC 13D/A with the Securities and Exchange Commission, memorializing their beneficial ownership of 27,666,658 shares of our common stock.

CODE OF ETHICS.

We are in the process of adopting a code of ethics for our primary chief executive and financial officers. In the meantime, we shall do our utmost to promote honest and ethical conduct, full and fair disclosure in our reports filed with the Securities and Exchange Commission, and compliance with applicable laws and government regulations.


ITEM 10: EXECUTIVE COMPENSATION

The table below sets forth the compensation the Company paid to its executive officers during fiscal years 2002, 2003 and 2004. The only compensation that the Company paid was in the form of salary and bonus.



David M. Rees(1)      2004 Salary:   $  42,589     2004 Bonus:    $       0
                      2003 Salary:   $ 165,000     2003 Bonus:    $  68,669
                      2002 Salary:   $  25,384     2002 Bonus:    $  10,456

Timothy D. Otto(2)    2004 Salary:   $       0     2004 Bonus:    $       0
                      2003 Salary:   $       0     2003 Bonus:    $       0
                      2002 Salary:   $ 109,615     2002 Bonus:    $       0

Kimber B. Jensen(3)   2004 Salary:   $       0     2004 Bonus:    $       0
                      2003 Salary:   $       0     2003 Bonus:    $       0
                      2002 Salary:   $  95,000     2002 Bonus:    $       0

Francis R. Otto(4)    2004 Salary:   $  36,189     2004 Bonus:    $       0
                      2003 Salary:   $ 150,000     2003 Bonus:    $       0
                      2002 Salary:   $       0     2002 Bonus:    $ 105,480

Rohit Patel           2004 Salary:   $  88,017(5)  2004 Bonus:    $       0
                      2003 Salary:   $       0     2003 Bonus:    $       0
                      2002 Salary:   $       0     2002 Bonus:    $       0

Mark Emerson(6)       2004 Salary:   $  67,656     2004 Bonus:    $       0
                      2003 Salary:   $  59,237     2003 Bonus:    $       0
                      2002 Salary:   $  20,308     2002 Bonus:    $       0

Dennis Hanks          2004 Salary:   $  48,589(7)  2004 Bonus:    $   1,500
                      2003 Salary:   $  88,293     2003 Bonus:    $   7,500
                      2002 Salary:   $  86,433     2002 Bonus:    $   6,000

Derin Ford            2004 Salary:   $  29,449(8)  2004 Bonus:    $       0
                      2003 Salary:   $       0     2003 Bonus:    $       0
                      2002 Salary:   $       0     2002 Bonus:    $       0

(1) David Rees served as President and CEO from August 27, 2002 through February 6, 2004.
(2) Timothy Otto served as CEO in 2001 and through August 27, 2002.
(3) Kimber Jensen served as COO in 2001 and through August 27, 2002.
(4) Francis Otto was Chairman of the Board from 2001 through February 17,
    2005.
(5) From May 1, 2004 through December 31, 2004.
(6) In addition to salary, we pay Mark Emerson commissions on certain direct in-house sales for which he is directly responsible. In 2002 we paid Mr. Emerson commissions of $38,409; in 2003 $ 38,000 and in 2004 $ 139,051.
(7) Through August 8, 2004.
(8) From August 15, 2004 through December 31, 2004.


OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth all options and SAR's we granted to our executive officers in 2004.


              OPTION/SAR GRANTS IN LAST FISCAL YEAR

                        Individual grants
------------------------------------------------------------------------------
                                Percent of
                  Number of     total
                  securities    options/SARs   Exercise
                  underlying    granted to     Or base
                  option/SARs   employees in   price         Expiration
Name              granted (#)   fiscal year    ($/Sh)        Date
------------------------------------------------------------------------------
Rohit Patel       765,911          87          $.12 - $.80   December 31, 2014
Mark Emerson      62,500           07          $.15          December 31, 2014
Derin Ford        50,000           06          $.12 - $.14   December 31, 2014
------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 28, 2005, certain information with respect to beneficial ownership of our Common Stock by: (i) each person we know to beneficially own more than 5% of our Common Stock; (ii) each of our directors, (iii) each of our executive directors; and iv) all directors and officers as a group. This information is based on information received from or on behalf of the named individual. Unless otherwise noted, each person identified possesses sole voting and investment power over the shares listed. Percentages of respective owners' common shares are determined by dividing the number of shares they own into 44,482,989 shares, which in turn reflects i) total common shares issued and outstanding (19,471,979); ii) common shares that could be issued to Camden Partners Strategic Funds II-A and II-B for their Series A and Series B Convertible Preferred Shares (27,666,658); and
iii) all exercisable outstanding options as of March 28, 2005 (1,677,685).

-----------------------------------------------------------------------------
Name of Beneficial Owner           Amount and Nature         Percent of Class
-------------------------------- --------------------------- ----------------

Francis Otto                        9,471,000 Common(1)       21.3 Common
-------------------------------- --------------------------- ----------------
Camden Partners Strategic          26,117,325 Common          58.7 Common
Fund II-A, L.P.                     1,382,285 Preferred (2)   94.4 Preferred
-------------------------------- --------------------------- ----------------
Camden Partners                     1,549,333 Common           3.9 Common
Strategic Fund II-B, L.P.              82,000 Preferred(3)(4)  5.6 Preferred
-------------------------------- --------------------------- ----------------
Rohit Patel                           865,911 Common (5)       1.9 Common
-------------------------------- --------------------------- ----------------
Mark Emerson                          127,500 Common (6)         * Common
-------------------------------- --------------------------- ----------------
Fred O'Neal                                 0                    0
-------------------------------- --------------------------- ----------------
Derin Ford                             50,000 Common (7)         * Common
-------------------------------- --------------------------- ----------------
Ronald Tomalis                              0                    0
-------------------------------- --------------------------- ----------------
All directors and
officers as a group                38,176,069 Common          85.8 Common
                                    1,464,285 Preferred      100.0 Preferred
-------------------------------- --------------------------- ----------------

* Less than one percent

(1) Includes shares owned in a family limited partnership over which Francis
    R. Otto and Janet M. Otto maintain voting control.
(2) Includes 708,000 shares of Series A Preferred Stock, and 674,285 shares of Series B Preferred Stock. The 708,000 shares of Series A Preferred Stock are convertible into 14,160,000 shares of our common stock; the 674,285 shares of Series B Preferred Stock are convertible into 7,866,658 shares of our common stock.
(3) Includes 42,000 shares of Series A Preferred Stock, and 40,000 shares of Series B Preferred Stock. The 42,000 shares of Series A Preferred Stock are convertible into 840,000 shares of our common stock; the 40,000 of Series B Preferred Stock are convertible into 466,667 shares of our common stock.
(4) All of our securities owned by Camden entities are under the common control of Camden Partners Strategic II, LLC.

(5) Reflects options to purchase 765,911 shares of our common stock at a strike price of between $0.12 and $.80.
(6) Includes vested options to purchase 87,500 shares of our common stock at $0.80 and 37,500 shares of our common stock at an average strike price of $0.12.
(7) Includes vested options to purchase 50,000 shares of our common stock at $0.80 and 37,500 shares of our common stock at an average strike price of $0.14 and $0.16.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently owe Dr. Frank Otto, the former Chairman of our Board, $158,788.95. This obligation to Dr. Otto accrued in the form of a $10,000 loan he made to us on March 30, 2004 and salary that Mr. Otto has deferred in 2003 and through May 2004. Both the $10,000 loan and the salary payments that Mr. Otto deferred carry interest at the rate of 5% per year. Mr. Otto deferred salary in 2003 and 2004 because of cash flow constraints and in order to help us meet our operating expenses. Pursuant to a Promissory Note dated March 18, 2005 between Mr. Otto as Lender and us as Borrower, we will retire this obligation by paying Mr. Otto $50,000 on December 31, 2005, an additional $50,000 on December 31, 2006 and $76,528.80 on December 31, 2007.

On April 21, 2004, Camden Partners loaned us $100,000 to meet operating expenses. That loan likewise carried interest at the rate of 5% per annum. This obligation existed on December 31, 2005, but has since been retired.

ITEM 13.  EXHIBITS

No.     Description
----    ---------------------------------------------------------------------
3.1     Amended and Restated Certificate of Incorporation.  (Filed as Exhibit
        3.1 to the Company's Form 10KSB/A filed with the Securities and Exchange Commission on January 15, 2002)(2)
3.2 Second Amended and Restated Certificate of Incorporation, dated May 17, 2002. (Filed as Exhibit 3.2 to Form SB-2 on August 27, 2004)(2)
3.3 Amended and Restated Bylaws (Filed as Exhibit 3.2 to the Company's Form 10-KSB/A filed with the Securities and Exchange Commission on January 15, 2002)(2)
10.1 Lease for 406 West 10600 South, Suite 610, Salt Lake City, Utah 84092, commencing February 1, 2003 and amendment (Filed as Exhibit 10.1 of Form 10KSB for December 31, 2002 on March 28, 2003)(2)
10.2 Combination Stock Option Plan (filed as Exhibit 6.3 to the Company's Form 10-SB on October 8, 1999) (2)
10.3 Form of Non-Qualified Stock Option Agreement (filed as Exhibit 6.5 to the Company's Form 10-SB) (2)
10.4 Form of Incentive Stock Option Agreement (filed as Exhibit 6.6 to the Company's Form 10-SB) (2)
10.5 Stockholders' Agreement dated September 20, 2001 between the Company and certain stockholders. (filed as Exhibit 10.5 of Form 10KSB/A for December 31, 2000 on January 15, 2002) (2)
10.6 Registration Rights Agreement dated September 20, 2001 between the Company and certain stockholders (filed as Exhibit 10.5 of Form 10KSB/A for December 31, 2000 on January 15, 2002) (2)
10.7 Employment Agreement dated July 12, 2004 between the Company and Rohit Patel. (filed as Exhibit 10.7 to Form SB-2 on August 27, 2004)(2)
10.8 Employment Agreement dated February 6, 2004 between the Company and Mark Emerson (filed as Exhibit 10.8 to FORM SB-2 on Aug. 27, 2004)(2)
10.9 Letter Amendment to Mark Emerson Employment Agreement, February 8, 2004. (filed as Exhibit 10.9 to Form SB-2 on August 27, 2004) (2)
10.10 Non-Disclosure, Intellectual Property and Non-Competition Agreement dated September 18, 2001 between the Company and Dr. Frank Otto
        (filed as Exhibit 10.5 of Form 10KSB/A for December 31, 2000 on January 15, 2002)(2)
10.11 Consulting Agreement between English Language Learning and Instruction, Inc. and Dr. Frank Otto, dated March 18, 2005 (filed as
        Exhibit 99.1 to Form 8K on March 24, 2005)(2)

10.12 Promissory Note, dated March 18, 2005, in favor of Dr. Frank Otto (Filed as Exhibit 99.2 of Form 8K on March 24, 2005) (2)
31.1    Section 302 Certification - Principal Executive Officer (1)
31.2    Section 302 Certification - Principal Financial Officer (1)
32.1    Section 906 Certification - Principal Executive Officer (1)
32.2    Section 906 Certification - Principal Financial Officer (1)
- ---------------

(1)   Filed herewith.

(2) In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.


ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses accounting fees and services paid to our auditor, Squire & Company:

    Type Of Services Rendered            Fiscal Yr 2004    Fiscal Yr 2003
    --------------------------           --------------    --------------

    Audit Fees                           $  16,400         $  25,225
    Audit-Related Fees                   $  16,000         $  13,500
    Tax Fees                             $   2,000         $   2,000
    All Other Fees                       $       -         $   1,938

We do not have an audit committee currently serving and as a result our Board of Directors performs the duties of an audit committee. Our Board of Directors will evaluate and approve in advance, with appropriate input and recommendations from our Chief Financial Officer and other personnel familiar with our financial and/or daily business operations, the scope and cost of engaging an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ENGLISH LANGUAGE LEARNING AND INSTRUCTION
                            SYSTEM, INC.

DATE: March 28, 2005         BY: /s/ Rohit Patel
                            ----------------------------
                            Rohit Patel
                            Principal Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE                  TITLE                                DATE


/s/ David Warnock
_____________________      Chairman of the Board            March 28, 2005
David Warnock              of Directors


/s/ Rohit Patel
______________________     Director                         March 28, 2005
Rohit Patel


/s/ Ronald Tomalis
______________________     Director                         March 28, 2005
Ronald Tomalis


/s/ Derin Ford
_______________________    Principal Financial Officer      March 28, 2005
Derin Ford