Form 10KSB/A
period 2004-12-31
ENGLISH LANGUAGE LEARNING & INSTRUCTION SYSTEM INC
filed 2005-04-20
CIK 1094231

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-KSB/A
                         Amendment No. 1

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
                                                     ========== ===========

ENGLISH LANGUAGE LEARNING AND INSTRUCTION SYSTEM, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 7.  Income Taxes (Continued)
         ------------------------

Deferred tax assets and liabilities consist of the following:


                                                        2004         2003
                                                   ------------- -------------
     Deferred tax assets:
      Allowance for doubtful accounts              $    170,963  $     21,761
      Net operating and capital loss carryforwards    1,295,069     1,381,336
      Vacation and bonus accruals                        36,905        11,314
      Valuation allowance                              (448,836)     (448,836)
                                                   ------------- -------------
        Total deferred tax assets                     1,054,101       965,575

     Deferred tax liabilities:
      Excess tax depreciation                            (5,353)      (10,778)
                                                   ------------- -------------
     Net deferred tax assets (liabilities)         $  1,048,748  $    954,797
                                                   ============= =============

The income tax provision reconciled to the Balance Sheet accounts is as follows at December 31:

                                                         2004          2003
                                                   ------------- -------------
     Tax payments made (refunds received):
      Federal                                      $          -  $    (39,952)
      State                                                 100             -
                                                   ------------- -------------
     Total tax payments (refunds received)                  100       (39,952)

     Current income tax expense                             100           100
     Prior year income taxes receivable                       -        39,952
                                                   ------------- -------------
     Income taxes payable                          $       (100) $       (100)
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

ITEM 13.  EXHIBITS

No.     Description
----    ---------------------------------------------------------------------
3.1     Amended and Restated Certificate of Incorporation. Filed as Exhibit
        3.1 to the Company's Form 10KSB/A filed with the Securities and Exchange Commission on January 15, 2002)(2)
3.2 Second Amended and Restated Certificate of Incorporation, dated May 17, 2002. (Filed as Exhibit 3.2 to Form SB-2 on August 27, 2004)(2)
3.3 Amended and Restated Bylaws (Filed as Exhibit 3.2 to the Company's Form 10-KSB/A filed with the Securities and Exchange Commission on January 15, 2002)(2)
10.1 Lease for 406 West 10600 South, Suite 610, Salt Lake City, Utah 84092, commencing February 1, 2003 and amendment (Filed as Exhibit 10.1 of Form 10KSB for December 31, 2002 on March 28, 2003)(2)
10.2 Combination Stock Option Plan (filed as Exhibit 6.3 to the Company's Form 10-SB on October 8, 1999) (2)
10.3 Form of Non-Qualified Stock Option Agreement (filed as Exhibit 6.5 to the Company's Form 10-SB) (2)
10.4 Form of Incentive Stock Option Agreement (filed as Exhibit 6.6 to the Company's Form 10-SB) (2)
10.5 Stockholders' Agreement dated September 20, 2001 between the Company and certain stockholders. (filed as Exhibit 10.5 of Form 10KSB/A for December 31, 2000 on January 15, 2002) (2)
10.6 Registration Rights Agreement dated September 20, 2001 between the Company and certain stockholders (filed as Exhibit 10.5 of Form 10KSB/A for December 31, 2000 on January 15, 2002) (2)
10.7 Employment Agreement dated July 12, 2004 between the Company and Rohit Patel. (filed as Exhibit 10.7 to Form SB-2 on August 27, 2004)(2)
10.8 Employment Agreement dated February 6, 2004 between the Company and Mark Emerson (filed as Exhibit 10.8 to FORM SB-2 on Aug. 27, 2004)(2)
10.9 Letter Amendment to Mark Emerson Employment Agreement, February 8, 2004. (filed as Exhibit 10.9 to Form SB-2 on August 27, 2004) (2)
10.10 Non-Disclosure, Intellectual Property and Non-Competition Agreement dated September 18, 2001 between the Company and Dr. Frank Otto
        (filed as Exhibit 10.5 of Form 10KSB/A for December 31, 2000 on January 15, 2002)(2)
10.11 Consulting Agreement between English Language Learning and Instruction, Inc. and Dr. Frank Otto, dated March 18, 2005 (filed as
        Exhibit 99.1 to Form 8K on March 24, 2005)(2)

10.12 Promissory Note, dated March 18, 2005, in favor of Dr. Frank Otto (Filed as Exhibit 99.2 of Form 8K on March 24, 2005) (2)
31.1    Section 302 Certification - Principal Executive Officer (1)
31.2    Section 302 Certification - Principal Financial Officer (1)
32.1    Section 906 Certification - Principal Executive Officer (1)
32.2    Section 906 Certification - Principal Financial Officer (1)
---------------

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

                            ENGLISH LANGUAGE LEARNING AND INSTRUCTION
                            SYSTEM, INC.

DATE: April 19, 2005         BY: /s/ Rohit Patel
                            ----------------------------
                            Rohit Patel
                            Principal Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE                  TITLE                                DATE


/s/ David Warnock
_____________________      Chairman of the Board            April 19, 2005
David Warnock              of Directors


/s/ Rohit Patel
______________________     Director                         April 19, 2005
Rohit Patel


/s/ Ronald Tomalis
______________________     Director                         April 19, 2005
Ronald Tomalis


/s/ Derin Ford
_______________________    Principal Financial Officer      April 19, 2005
Derin Ford